Form 10-Q
period 2015-09-30
Crowd 4 Seeds, Inc.
filed 2015-11-09
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Crowd 4 Seeds, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	30-0828224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Tcharnihovsky St., Kfar Saba, Israel, 44150

(Address of principal executive offices, including zip code)

Registrant's phone number, including area code +972-50-7844477

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

CROWD 4 SEEDS INC.

BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9	$20

Total assets	$9	$20

LIABILITIES AND EQUITY

Promissory note from shareholder	$14	$13
Account payables	56	57
Total current liabilities	$70	$70

Commitments and contingencies

Stockholders' Equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	$9	$9
Addition paid-in capital	68	39
Accumulated deficit	(138)	(98)
Total equity	$(61)	$(50)

Total liabilities and equity	$9	$20

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF OPERATIONS
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Nine months ended September 30,	Three months ended September 30,
	2015	2015

Revenues	-	-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	39	13

Loss from operations	(39)	(13)

Financial expenses, net	(1)	(1)

Loss before provision for income taxes	(40)	(14)

Taxes on income	-	-

Net Loss	$(40)	$(14)

Loss per share
Basic and diluted	$(0.004)	$(0.002)

Weighted average common shares outstanding:
Basic and diluted	9,054	9,054

The accompanying notes are an integral part of the financial statements.

4

CROWD 4 SEEDS INC.

STATEMENTS OF COMPREHENSIVE LOSS
(USD In Thousands)
(Unaudited)

	Nine months ended September 30,	Three months ended September 30,
	2015	2015

Net Loss	$(40)	$(14)

Other comprehensive income, net of tax:	-	-

Total comprehensive loss	$(40)	$(14)

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

Nine months ended September 30,
2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred by the major shareholders on behalf of the Company	29
Accrued interest on promissory note from shareholder	1

Changes in operating assets and liabilities:

Decrease in account payables	(1)
Net cash used in operating activities	(11)

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Per Share Values)

(Unaudited)

NOTE 1 - GENERAL

A. Organization

Crowd 4 Seeds, Inc. (the "Company") was formed on April 11, 2014 as a Nevada corporation.

During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20 thousands. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowdfunding and to run an online platform for investments in Israeli startup companies. This online platform would present startup companies in various fields. The Company plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. Potential investors will be able to have access to the marketing information and legal and financial disclosures of any startup Company they would like to know more about. The current legislation in Israel for crowdfunding is in process at the Israeli Parliament. The online service could be offered only following the final approval of the legislation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception. Until the Company will achieve profitability and revenues in the future it intends to finance its operation through the issuance of its shares which is uncertain at the moment. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company did not present comparative numbers for statements of operations and cash flows since it was incorporated in April 2014 and has no operations in those comparative periods.

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's S-1 registration statement, which became effective on August 12, 2015, for the year ended December 31, 2014. The Company's accounting policies are described in the accompanying audited financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - BASIS OF PRESENTATION (Cont.)

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The Company does not expect material impacts on its financial statements upon adoption.

NOTE 3 - FAIR VALUE MEASUREMENTS

The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing that have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

Financial assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014, are summarized below:

	Fair value measurements using input type September 30, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9	$-	$-	$9

	Fair value measurements using input type December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$20	$-	$-	$20

NOTE 4 - PROMISSORY NOTE FROM SHAREHOLDER

Note provided by the major shareholder, bears interest of 4% per year. The Company shall repay the note upon its own discretion on or before December 31, 2015.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In May 2014, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousands from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision and as expenses amounting to $50 thousands at the balance sheet date. The legal counsel is considered to be a related party- see also note 6.

NOTE 6 - TRANSACTION WITH RELATED PARTY

A.

During the period from Inception (April 2014) and up to the balance sheet date the CEO and majority shareholder devoted approx. 10 hours per week to promote the business plan of the Company. The expense incurred by the CEO and majority shareholder on behalf and for the benefit of the Company for the nine and three months ended September 30, 2015 amounted to $29 thousands and $10 thousands,respectively, and was recorded as contribution to equity and as expenses.

B.

The services described in note 5 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2014 and September 30, 2015 the liability amounted to $50 thousands – see also note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through September 30, 2015 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Crowd 4 Seeds plans to become an online platform for investments in Israeli startup companies through equity-based crowdfunding.

Results of Operation

Three months and nine months ended September 30, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $39,000 and $13,000 for the nine months and three months ended September 30, 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Operating Activities	$(11,000)
Net Effect on Cash	$(11,000)

Since inception, most of our resources and work have been devoted to planning our business and web site development. We need additional funding to continue the implementation of our business plan. If we are unable to raise any funds, the development costs would have to be provided by our president and chief executive officer to the extent that he is capable and willing to provide such funds.

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have sold 804,000 shares of our common stock for $20,100 through a private placement.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan.

As a public company, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases. These obligations may reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts.

We are presently seeking equity and debt financing for our business. We hope to eventually be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

As of September 30, 2015, we owed $70,000, of which $56,000 are in connection with professional services provided to us and $14,000 pursuant to a promissory note to our Chief Executive Officer payable by December 31, 2015. There are no other significant liabilities at September 30, 2015.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the period from April 11, 2014 (inception) to December 31, 2014, and our unaudited financial statements for the quarter ended September 30, 2015 include a "going concern" note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Basis of Presentation" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWD 4 SEEDS, INC.

Date: November 9, 2015	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

