Form 10-K
period 2015-12-31
Crowd 4 Seeds, Inc.
filed 2016-03-18
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Crowd 4 Seeds, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

333-202970

(Commission File Number)

30-0828224

(IRS Employer Identification No.)

24 Tcharnihovsky St., Kfar Saba, Israel 44150

(Address of principal executive offices)

+(972)-50-7844477

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:

None

Name of each exchange on which registered:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not available as shares have yet to begin trading.

As of March 18, 2016, there were 9,054,000 shares of common stock outstanding.

Documents Incorporated By Reference: None.

FORWARD LOOKING STATEMENTS

There are statements in this annual report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

Section 14A (a) and (b) of the Exchange Act, which requires companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

The requirement to provide in any registration statement periodic report or other report to be filed with the Securities and Exchange Commission, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

Compliance with new or revised accounting standards until those standards are applicable to private companies;

The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

Any Public Company Accounting Oversight Board ("PCAOB") rules regarding mandatory audit firm rotation, or an expanded auditor report and any other PCAOB rules subsequently adopted, unless the Securities and Exchange Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through December 31, 2015 involved incorporation efforts and preparation for an Offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Crowd 4 Seeds plans to become an online platform for investments in Israeli startup companies through equity-based crowdfunding. This online platform would present startup companies in various fields. Potential investors will be able to click on any startup company they would like to know more about and get access to its marketing information and legal and financial disclosures.

Crowd 4 Seeds plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. The goal is to help many startup companies that could not or would not raise funds from Angels or Venture Capital funds get access to a large pool of retail investors looking for such investment opportunities. Such match up would open another important fundraising channel for startup companies and allow retail investors to diversify their investment portfolio. We will not allow U.S. persons access to the materials presented by the startups offering their securities on our website, unless we first register as a broker-dealer with the SEC under Section 15(a) of the Securities Exchange Act of 1934. Anyone trying to gain access to the offering materials posted on our website will first need to fill out a short questionnaire which will include a question about the country of residence. Anyone answering U.S.A or any of its states will be prohibited from gaining access to the page showing the offering materials of the presenting companies.

Should we register as a broker-dealer in the U.S., only Accredited Investors, as such term is defined under Rule 501 of the Securities Act of 1933, as amended, will be allowed to have access to offering materials posted on our website. The website will ask any U.S. Person trying to gain access to offering materials to confirm its/his/her Accredited Investor status and to indicate which of such status alternatives applicable to it/him/her. Non-Accredited Investors will not be able to gain access to the offering materials. Offers and sales to Accredited Investors will be made in reliance on the exemption provided by Rule 506(c) under the Securities Act of 1933, as amended. All securities, whether issued to U.S. Persons or not, will bear a legend indicating that the securities are "restricted securities" and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

Crowd 4 Seeds' business plan is dependent on the effectiveness of the equity-based crowdfunding regulation in Israel. There is no assurance when such regulation will be effective, if ever.

Crowd 4 Seeds will keep a complete audit trail of investments in the startups presenting on its website. Funds committed for an investment will be kept in an escrow account until the startup's funding goal is reached. Upon reaching such goal, funds will be transferred from the escrow account to the startup's bank account while simultaneously stock certificates will be delivered to the investors. Should the funding goal not be reached until the deadline of the offering, funds would immediately be returned to the investors.

Business Model

Crowd 4 Seeds has two planned revenue models: Transaction Success Fees and Advertising Fees.

Transaction Revenue Model

Crowd 4 Seeds will provide its clients a web platform allowing a meet up with potential interested investors. Our web platform will be offered for Israeli companies looking to raise funds via equity-based crowdfunding. Such companies interested in using our platform for such purpose will post their offering materials on our website so that potential investors having access to the website could review them and decide whether they are interested in participating in the offering by making an investment. We will receive a certain percentage ranging between 5% to 10% as a transaction success fee for each fundraising campaign that reaches its funding goal. This certain percentage will be applied to the total amount raised and will be paid out of the escrow account immediately upon completion of a transaction. We will be entitled to a transaction success fee only for fundraising campaigns that reach their funding goals as such goals are determined by the companies launching these campaigns. We will not employ tiered funding goals.

Advertising Revenue Model

Crowd 4 Seeds would also consider allowing advertising on its website. We expect that if we will manage to generate meaningful traffic to our website, various market participants will be interested in exploring advertising opportunities with us.

Marketing & Growth Strategy

Crowd 4 Seeds will grow the pool of startup companies looking to utilize its platform for equity-based crowdfunding by talking directly with, and presenting the opportunity to, startup incubators in Israel. Crowd 4 Seeds will also present its equity-based crowdfunding platform to different groups dedicated to helping Israeli startups and Israeli entrepreneurs. We plan to focus solely on Israeli startups. Crowd 4 Seeds will grow its pool of potential investors looking to explore the investment opportunities presented on our website by advertising on economic portals which are widely followed by retail investors. Crowd 4 Seeds will look for other channels for exposure such as writing columns about equity-based crowdfunding on widely-spread economic newspapers and/or economic websites.

Market Overview

Equity-based crowdfunding refers to the pooling of small capital investments from a large number of investors to finance a new or expanding business venture. In return, those investors receive a small stake in the company and expect to earn a profit if the company succeeds. The concept of crowdfunding is not new. Charities, social groups, churches and non-profit organizations have raised funds using similar methods for many years. Websites such as Kickstarter and Indiegogo brought crowdfunding to the internet by allowing startup companies and entrepreneurs to accept monetary "donations" from project "backers." The difference between these crowdfunding campaigns and those contemplated under the Israeli Securities Law, however, is that investors under the Israeli Securities Law will be able to purchase a security interest in the company in which they are investing.

Currently, only investors who meet the definition of "Accredited Investor" under the Israeli Securities Law may participate in equity-based online crowdfunding campaigns. The formation of the equity-based crowdfunding regulation in Israel is currently at an advanced stage. There is no assurance, however, that such regulation will be completed and allow the general public to participate in equity-based crowdfunding campaigns.In September 2012, the Israeli Securities Authority ("ISA") established a committee with the aim to examine how the Israeli High-Tech industry may be better supported financially. One of the issues the committee had examined is the feasibility of fund-raising for young R&D companies through what has known to be called "crowdfunding". The committee presented its interim conclusions to the ISA on June 4, 2013. The committee's final conclusions were submitted to the ISA on January 21, 2014. On June 5, 2014, a memorandum for a proposed set of rules, based on the findings of that committee, was released and on October 27, 2014 the formal proposal was submitted to the Israeli Parliament for a vote. The first round of votes, out of three rounds required for adoption of a proposed law, was approved on November 3, 2014. In December of 2015 the proposal was also approved by the second and third round of votes.The proposal should be finalized before it is adopted and signed into law.

Competition

Since legislation regulating online equity-based crowdfunding in Israel has yet to become effective, for the time being equity-based crowdfunding by the general public in Israel is not allowed and there are no websites that allow this kind of investment. There are, however, numerous websites that allow investors who meet the Israeli definition of "Accredited Investor" to invest in Israeli startups via the crowdfunding route. Among them are Ourcrowd and iAngels. It is possible that once legislation regulating equity-based crowdfunding investments in Israel becomes effective, these websites would adjust their platforms so they would support crowdfunding investments by the general public as well.

There are also donation-based crowdfunding websites in Israel. Among them are Headstart and Mimoona. Currently, these websites are solely focused on donation-based campaigns, but it is possible that these websites will support in the future equity-based crowdfunding campaigns as well. It is also possible that international "players" in the crowdfunding field, such as Kickstarter and Indiegogo, may decide to offer their platforms for crowdfunding campaigns once equity-based crowdfunding regulation in Israel becomes effective.

Regulatory Environment

Should the equity-based crowdfunding regulation in Israel be finally approved, equity-based crowdfunding portals will be subject to regulation by the ISA. Although the scope and specifications of that regulation have yet to be determined, it is expected that such regulation will include limitations on the amount a company could raise, the amount each investor could invest, the type of information that would need to be disclosed by the offering companies, as well as certain qualifications and obligations with respect to those involved in the equity-based crowdfunding process, and possibly a registration with the ISA.

Intellectual Property

We have no patents or trademarks.

Employees

As of March 18, 2016, we had one employee which serves as our president, and chief executive officer, Mr. Ostashinsky. During calendar year ending December 31, 2016 (dependent on financing and available working capital), Mr. Ostashinsky will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Ostashinsky is under no contractual agreement with the Company. However, our president, and chief executive officer's current plan is to provide all administrative and planning work as well as initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Property

Our office and mailing address is 24 Tcharnihovsky St., Kfar Saba, Israel 44150. The space is provided to us by Mr. Ostashinsky. Mr. Ostashinsky incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement. The current use of the space property is minimal.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

 ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company utilizes offices provided rent-free by our President at 24 Tcharnihovsky St., Kfar Saba, Israel 44150.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market Information.

The Company's common stock will be trading in the OTC Market under the symbol "CWWD". Trading in our Company's common stock on the OTC Market has yet to commence as of the date of this annual report.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 50,000,000 shares of capital stock, of which 45,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of March 18, 2016, 9,054,000 shares of Common Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of March 18, 2016. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

-	the number of shares and the designation of the series;

-

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

-	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

-	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

-

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

-

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 45,000,000 shares of common stock. There are 9,054,000 shares of our common stock issued and outstanding at March 18, 2016. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

-	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

-	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

-	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

Authorized but Unissued Capital Stock

Nevada law does not require stockholder approval for any issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of unissued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

(b) Holders

As of March 18, 2016, there were approximately 39 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

(e) Recent Sale of Unregistered Securities

On December 3, 2015 the Company had terminated the offering pursuant to its registration statement on form S-1 #333-202970, which was declared effective on August 12, 2015. No proceeds were raised. The Company decided to terminate the offering due to legislative-related delays concerning the equity-based crowdfunding regulation in Israel.

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Company Overview

Crowd 4 Seeds plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. The goal is to help many startup companies that could not or would not raise funds from Angels or Venture Capital funds get access to a large pool of retail investors looking for such investment opportunities. Such match up would open another important fundraising channel for startup companies and allow retail investors to diversify their investment portfolio. We will not allow U.S. persons access to the materials presented by the startups offering their securities on our website, unless we first register as a broker-dealer with the SEC under Section 15(a) of the Securities Exchange Act of 1934. Anyone trying to gain access to the offering materials posted on our website will first need to fill out a short questionnaire which will include a question about the country of residence. Anyone answering U.S.A or any of its states will be prohibited from gaining access to the page showing the offering materials of the presenting companies.

Should we register as a broker-dealer in the U.S., only Accredited Investors, as such term is defined under Rule 501 of the Securities Act of 1933, as amended, will be allowed to have access to offering materials posted on our website. The website will ask any U.S. Person trying to gain access to offering materials to confirm its/his/her Accredited Investor status and to indicate which of such status alternatives applicable to it/him/her. Non-Accredited Investors will not be able to gain access to the offering materials. Offers and sales to Accredited Investors will be made in reliance on the exemption provided by Rule 506(c) under the Securities Act of 1933, as amended. All securities, whether issued to U.S. Persons or not, will bear a legend indicating that the securities are "restricted securities" and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

Crowd 4 Seeds' business plan is dependent on the effectiveness of the equity-based crowdfunding regulation in Israel. There is no assurance when such regulation will be effective, if ever.

Crowd 4 Seeds will keep a complete audit trail of investments in the startups presenting on its website. Funds committed for an investment will be kept in an escrow account until the startup's funding goal is reached. Upon reaching such goal, funds will be transferred from the escrow account to the startup's bank account while simultaneously stock certificates will be delivered to the investors. Should the funding goal not be reached until the deadline of the offering, funds would immediately be returned to the investors.

Results of Operations

For the year ended December 31, 2015 compared to the period April 11, 2014 (inception) through December 31, 2014

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ending December 31, 2015 were $63,000 compared to $98,000 for the period from April 11, 2014 (inception) to December 31, 2014. The expenses were consisted primarily of contributed services from the sole officer and director, legal, accounting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2015 and the period April 11, 2014 (inception) through December 31, 2014:

	Year ended December 31, 2015	April 11, 2014 (inception) through December 31, 2014
Operating Activities	(28)	(13)
Investing Activities	-	-
Financing Activities	10	33
Net Effect on Cash	(18)	20

To date, most of our resources and work have been devoted to planning our business and completing our registration statement.

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

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due to them.

As of December 31, 2015 and 2014 we owed $80,000 and $70,000, respectively, primarily in connection with organizational costs and professional services related to our registration statement which was declared effective on August 12, 2015. There are no other significant liabilities at December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had one note payable issued and outstanding to a related party with a total principle of $23,000 and $13,000, respectively. The note is payable on demand and since November 30, 2015 bears no interest. The proceeds are being used for general working capital purposes.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Going Concern

Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report dated March 18, 2016 for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowd 4 Seeds, Inc.

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Sole Director and Stockholders

Crowd 4 Seeds, Inc.

Kfar Saba, Israel

We have audited the accompanying balance sheet of Crowd 4 Seeds, Inc. (the "Company") as of December 31, 2015 and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered cumulative losses and negative cash flows from operations since inception and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 18, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Crowd 4 Seeds Inc.

We have audited the accompanying balance sheet of Crowd 4 Seeds Inc.(the "Company"), as of December 31, 2014 and the related statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the period from April 11, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations, comprehensive loss, changes in shareholders' equity and cash flows for the period from April 11, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, suffered losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel Aviv, March 25, 2015	Ziv Haft
Certified Public Accountants (Isr.)
BDO Member Firm

CROWD 4 SEEDS INC.

BALANCE SHEETS

		December 31,
	Note	2015	2014
		$ in thousands

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3	$2	$20
Prepaid expenses		4	-

TOTAL ASSETS		$6	$20

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable		7	7
Accounts payable to related party	8	50	50
Promissory note from shareholder	3	$23	$13

Total liabilities		$80	$70

COMMITMENTS AND CONTINGENCIES	4	-	-

SHAREHOLDERS' DEFICIT:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, none issued and outstanding	5	$-	$-
Common stock, par value $0.001 per share, 45,000,000 shares authorized, 9,054,000 sharesissued and outstanding	5	9	9
Additional paid-in capital		78	39
Accumulated deficit		(161)	(98)

Total shareholders' deficit		$(74)	$(50)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT		$6	$20

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF OPERATIONS

		Year ended December 31,	Period from April 11 (inception) to December 31,
	Note	2015	2014
		$ in thousandsexcept per share data

Revenues		$-	$-
Cost of revenues		-	-

Gross profit		-	-
Selling, general and administrative expenses		63	98

Operating loss		(63)	(98)
Other expenses, net		-	-

Loss before taxes on income		(63)	(98)
Taxes on income	7	-	-

Net loss		$(63)	$(98)

Loss per share - basic and diluted:
Net loss per share, basic and diluted		$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted		9,054	7,449

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FROM APRIL 11, 2014 (INCEPTION) THROUGH DECEMBER 31, 2015

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$ in thousands, except shares

Balance at April 11, 2014 (inception)	-	$-	$-	$-	$-

Changes during 2014:
Issuance of founder shares	8,250,000	8	(8)	-	-
Issuance of common stock for cash	804,000	$1	$19	$-	$20
Contributed services	-	-	28	-	28
Net loss	-	-	-	(98)	(98)

Balance at December 31, 2014	9,054,000	$9	$39	$(98)	$(50)
Changes during 2015:
Contributed services	-	-	39	-	39
Net loss	-	-	-	(63)	(63)
Balance at December 31, 2015	9,054,000	$9	$78	$(161)	$(74)

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,	Period fromApril 11 (inception) to December 31,
	2015	2014
	$ in thousands
Cash flow from operating activities:
Net loss	$(63)	($(98)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	39	28
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4)	-
Increase in accounts payable to related party	-	50
Increase in accounts payable	-	7

Net cash used in operating activities	(28)	(13)

Cash flow from financing activities:
Promissory note from shareholder	10	13
Proceeds from issuance of common stock	-	20

Net cash provided by financing activities	10	33

Net increase (decrease) in cash and cash equivalents	(18)	20
Cash and cash equivalents at beginning of the period	20	-

Cash and cash equivalents at the end of the year	$2	$20

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN:

Crowd 4 Seeds, Inc. (the "Company") was formed on April 11, 2014 as a Nevada corporation.

During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20 thousands. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowd funding and to run an online platform for investments in Israeli startup companies. This online platform would present startup companies in various fields. The Company plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. Potential investors will be able to have access to the marketing information and legal and financial disclosures of any startup company they would like to know more about. The crowd funding legislation in Israel is currently in process. The online service could be offered only following the final approval of the legislation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception and has a working capital deficit as of December 31, 2015 and 2014. Until the Company achieves profitability and revenues, if ever, it intends to finance its operations through the issuance of its shares. There can be no assurance that the Company will be successful in raising additional capital through issuance of common stock. Our President intends to cover expenses incurred by the Company so long as there is no new capital investment in the Company - during such time, the Company plans to keep costs to a minimum. Our President is not obligated to cover costs incurred by the Company and there is no agreement in that regard between our President and the Company. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 –SUMMARY of Significant Accounting Policies:

The significant accounting policies followed in the preparation of the financial statements are as follows:

A.	Basis of Presentation:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in the United States of America.

B.	Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

C.	Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

D.	Advertising:

Advertising will be expensed in the period in which it is incurred. There have been no advertising expenses for the reporting period presented.

E.	Income Taxes:

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to and asset or liability based on the expected reversal dates of thespecific temporary differences.

F.	Fair value of financial instruments:

The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

G.	Recent Accounting Pronouncements:

1.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede the most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is that an entity should recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the amended guidance on its financial statements.

2.

In August 2014, the FASB issued ASU No. 2014-15,"Presentaion of Financial statements – Going concern (subtopic 205-40), Discloser of Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" The new standard provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company does not expect material impacts on the financial statements upon adoption.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER:

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $23 thousand and $13 thousand as of December 31, 2015 and 2014, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES:

In May 2014, the Company engaged a legal counsel who is a family member of the sole officer and director of the Company in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousand from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision amounting to $50 thousand at the balance sheet date.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - EQUITY:

	Number of shares as of December 31, 2015 and 2014
	Authorized	Issued and outstanding

Common stock, par value $0.001 per share	45,000,000	9,054,000
Preferred stock, par value $0.001 per share	5,000,000	-

Common Stock. Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

During 2014, the Company issued 8,250,000 founder common shares valued at nominal value and issued 804,000 common shares for cash proceeds of $20 thousand.

Preferred Stock.Preferred stocks have the same rights as the common stocks but the board in its own discretion can provide the holders of the preferred stocks preference upon receiving dividends.

NOTE 6 – LOSS PER SHARE:

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company and the fact that the company has a loss.

	Year ended December 31,	Year ended December 31,
	2015	2014
	$ in thousands except per share data

1. Numerator:

Net loss	$(63)	$(98)

2. Denominator

Denominator for basicand diluted net loss per share - weighted average of shares	9,054	7,449

Basic and diluted loss per share attributed to stockholders	$(0.01)	$(0.01)

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – TAXES ON INCOME:

A.	Deferred income taxes:

Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. Significant components of the Company's deferred tax assets are as follows:

	Year ended December 31,	Year ended December 31,
	2015	2014
	$ In thousands

Net Operating loss carry forward	$(133)	$(98)

Deferred tax asset before valuation allowance	45	22
Valuation allowance	(45)	(22)
Net deferred tax asset	$-	$-

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company's net operating loss carry forward will begin to expire in the year 2034.

B.	Uncertain tax position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2015 and 2014. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

C.	Theoretical tax:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – TRANSACTION WITH RELATED PARTIES:

A. During 2015 the Company recorded an expense at the amount of $39 thousand ($28 thousand in 2014) for the estimated value of the time devoted by the CEO and majority shareholder to promote the business plan of the Company. That expense was recorded as contribution to equity.

B.

The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2015 and 2014 the liability amounted to $50 thousand.

C.	As of December 31, 2015 and 2014, the Company has an outstanding note payable to the sole officer and director (see Note 3).

D.	The Company leases its office space from its sole officer and director at no charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties

•	Lack of audit committee and independent directors

•	Management is dominated by a single individual without adequate compensating controls providing for multiple levels of supervision and review

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more independent directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information as of December 31, 2015 as to each Director and Executive Officer of the Company:

Name	Age	Title
Itzhak Ostashinsky	64	President, CEO, CFO, Secretary, Treasurer, Director

Itzhak Ostashinsky – Mr. Itzhak Ostashinsky has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Crowd 4 Seeds since inception on April 11, 2014. He oversees operations, accounting and financial aspects of the company to accomplish strategic, marketing and visionary actions. For more than 20 years Mr. Ostashinsky served in various key positions in the insurance industry in Israel. Having served as the CEO of an Israeli insurance company and as a deputy CEO of two other Israeli insurance companies, Mr. Ostashinsky gained meaningful top-level experience in management, marketing, business development and investments. In addition, Mr. Ostashinsky led a group of investors in three different investments in Israeli biotechnology and medical device startups. In the past 5 years (May 4, 2010 – today) Mr. Ostashinsky has been an independent consultant providing marketing and business development consulting services. Mr. Ostashinsky holds a B.A. in Business Administration from Bar-Ilan University, Israel. Given Mr. Ostashinsky's top-level experience in management, marketing, business development and investments we concluded that he is suitable for serving as a director of the Company.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

28

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this annual report, no member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Itzhak Ostashinsky CEO, CFO & Director	2015	-	-	-	-	-	-	-	-

There is no formal employment arrangement with Mr. Ostashinsky at this time. Mr. Ostashinsky's compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Ostashinsky's compensation amount may be formalized if and when the Company completes this offering and obtains any future financing beyond the offering.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2015 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2015. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2015 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2015, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2016, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)
Itzhak Ostashinsky	8,250,000	91.12%

________________

(1)	Mr. Ostashinsky received these shares in consideration for a business plan.
(2)	Applicable percentage ownership is based on 9,054,000 shares of common stock outstanding as of March 18, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The only promoter of Crowd 4 Seeds is Mr. Ostashinsky, president, and chief executive officer, and principal financial officer.

Our office and mailing address is 24 Tcharnihovsky St., Kfar Saba, Israel 44150. The space is provided to us by Mr. Ostashinsky. Mr. Ostashinsky incurs no incremental costs as a result of us using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 8,250,000 shares of its common stock to its president chief executive officer and chief financial officer, Mr. Ostashinsky, in consideration for a business plan.

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $22 thousand and $13 thousand as of December 31, 2015 and 2014, respectively.

The Company obtains legal services from a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2015 and 2014 the liability amounted to $50 thousand.

Corporate Governance and Director Independence.

The Company has not:

•

Established its own definition for determining whether its directors and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be independent under any applicable definition given that he is the major shareholder and an officer of the Company;

Nor:

•	Established any committee of the board of directors.

Given the nature of the Company's business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company's audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On February 8, 2016, we engaged MaloneBailey, LLP ("MB") our new independent registered public accounting firm. The appointment of MB was approved by our Board of Directors. During the fiscal year ended December 31, 2015, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by MB of the financial statements for the year ended December 31, 2015 are $4,000. Other than that the Company paid $4,000 to BDO, the former registered public accounting firm for the review of interim financial statements during 2015 and $7,000 for the annual report for the period starting on April 11, 2014 (inception) and ending on December 31, 2014.

Tax Fees

During the year ended December 31, 2015, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Crowd 4 Seeds, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets as of December 31, 2015 and 2014.

Statements of Operations for the fiscal year ending December 31, 2015 and the period from April 11, 2014 (inception) through December 31, 2014.

Statements of Stockholders' Deficit for the fiscal year ending December 31, 2015 and the period from April 11, 2014 (inception) through December 31, 2014.

Statements of Cash Flows for the fiscal year ending December 31, 2015 and the period from April 11, 2014 (inception) through December 31, 2014.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Form of Note (1)

10.2	Amendment to Form of Note*

14.1	Code of Ethics*

31	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*

32	Certification of Chief Executive Officer and Principal Financial Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files*
__________________

* Filed herewith.

(1) Incorporated herein by reference from the Company's Form S-1 filed with the Securities and Exchange Commission on March 25, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWD 4 SEEDS, INC.

Date: March 18, 2016	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer

