Form 10-Q
period 2016-03-31
Crowd 4 Seeds, Inc.
filed 2016-05-11
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

CROWD 4 SEEDS, INC.

BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	-	2
Prepaid expenses	4	4
Total Current assets	4	6

Total assets	4	6
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Account payables	$7	$7
Accounts payable to related party	50	50
Promissory note from shareholder	26	23
Total current liabilities	83	80

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	9	9
Addition paid-in capital	87	78
Accumulated deficit	(175)	(161)
Total stockholders' deficit	(79)	(74)

Total liabilities and stockholders' deficit	$4	$6

The accompanying notes are an integral part of these unaudited financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF OPERATIONS
(USD In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	14	14

Loss from operations	(14)	(14)

Other expenses, net	-	-

Loss before provision for income taxes	(14)	(14)

Taxes on income	-	-

Net loss	$(14)	$(14)

Loss per share Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding: Basic and diluted	9,054,000	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(14)	$(14)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	9	10

Changes in operating assets and liabilities:
Decrease in account payables	-	2
Net cash used in operating activities	(5)	$(2)

Cash flow from financing activities:

Promissory note from shareholder	3	-
Net cash provided by financing activities	3	-

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	20
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$18

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these unaudited financial statements.

CROWD 4 SEEDS, INC.

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Per Share Values)

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Crowd 4 Seeds, Inc. (the "Company") was formed on April 11, 2014 as a Nevada corporation. During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20 thousand. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowdfunding and to run an online platform for investments in Israeli startup companies. This online platform would present startup companies in various fields. The Company plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. Potential investors will be able to have access to the marketing information and legal and financial disclosures of any startup Company they would like to know more about. The current legislation in Israel for crowdfunding is in process at the Israeli Parliament. The online service could be offered only following the final approval of the legislation.

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

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's accounting policies are described in the accompanying audited financial statements.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. In August 2015, the FASB published ASU 2015-15 (Subtopic 835-30), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements", which provides additional guidance on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The Company does not expect material impacts on its financial statements upon adoption.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $26 thousand and $23 thousand as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In May 2014, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousand from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision and as expenses amounting to $50 thousand outstanding at March 31, 2016 and December 31, 2015. The legal counsel is considered to be a related party- see also note 5.

NOTE 5 –– TRANSACTIONS WITH RELATED PARTY

A.

During the period from Inception (April 2014) and up to the balance sheet date the CEO and majority shareholder devoted approx. 20 hours per week to promote the business plan of the Company. The expense incurred by the CEO and majority shareholder on behalf and for the benefit of the Company for the three months ended March 31, 2016 and March 31, 2015 amounted to $9 thousand and $10 thousand, respectively and was recorded as contribution to equity and as expenses.

B.

The services described in Note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of March 31, 2016 and December 31, 2015 the liability amounted to $50 thousand.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of March 31, 2016 and December 31, 2015, the Company has an outstanding note payable to the sole officer and director (see Note 3).

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

Company Overview

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through March 31, 2016 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Crowd 4 Seeds plans to become an online platform for investments in Israeli startup companies through equity-based crowdfunding.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $14,000 and $14,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the three months ended March 31, 2016 and the three months ended March 31, 2015:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Net Loss	$(14,000)	$(14,000)
Net cash used in operating activities	$(5,000)	$(2,000)

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

As a public company, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for an opinion on our system on internal controls by our independent audit firm until we exceed $75 million in market capitalization (if ever). These obligations may reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts.

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

As of March 31, 2016, we owed $83,000, of which $57,000 are in connection with professional services provided to us ($50,000 by a related party) and $26,000 pursuant to a note to our Chief Executive Officer payable on demand. There are no other significant liabilities at March 31, 2016.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ending December 31, 2015, and our unaudited financial statements for the quarter ended March 31, 2016 include a "going concern" note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

Item 1A. Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWD 4 SEEDS, INC.

Date: May 11, 2016	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

