Form 10-Q
period 2016-06-30
Crowd 4 Seeds, Inc.
filed 2016-08-08
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2016
Common Stock, $.001 par value	9,054,000

2
Tables of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CROWD 4 SEEDS, INC.

BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$-	$2
Prepaid Expenses	13	4
Total Current assets	$13	$6

Total assets	$13	$6

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable	$6	$7
Account payable to related party	50	50
Promissory note from shareholder	41	23
Total current liabilities	$97	$80

Stockholders' Deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	$9	$9
Addition paid-in capital	97	78
Accumulated deficit	(190)	(161)
Total stockholder's deficit	$(84)	$(74)

Total liabilities and equity	$13	$6

The accompanying notes are an integral part of the unaudited financial statements.

3
Tables of Contents

CROWD 4 SEEDS, INC.

STATEMENTS OF OPERATIONS

(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

Revenues	-	-	-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	29	26	15	12

Loss from operations	(29)	(26)	(15)	(12)

Other expenses, net	-	-	-	-

Loss before provision for income taxes	(29)	(26)	(15)	(12)

Net Loss	$(29)	$(26)	$(15)	$(12)

Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	9,054,000	9,054,000	9,054,000	9,054,000

The accompanying notes are an integral part of the unaudited financial statements.

4
Tables of Contents

CROWD 4 SEEDS, INC.

STATEMENTS OF CASH FLOWS

(USD In Thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(29)	$(26)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	19	19

Changes in operating assets and liabilities:
Decrease in other accounts receivables	(9)	-
Decrease in account payables	(1)	(3)

Net cash used in operating activities	$(20)	$(10)

Cash flow from financing activities:

Promissory note from shareholder	18	-

Net cash provided by financing activities	18	-

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(10)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	20

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$10

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	-	-

The accompanying notes are an integral part of the unaudited financial statements.

5
Tables of Contents

CROWD 4 SEEDS, INC.

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Shares and Per Share Values)

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Crowd 4 Seeds, Inc. (the "Company") was formed on April 11, 2014 as a Nevada corporation.

During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20 thousands. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowdfunding and to run an online platform for investments in Israeli startup companies. This online platform would present startup companies in various fields. The Company plans to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. Potential investors will be able to have access to the marketing information and legal and financial disclosures of any startup Company they would like to know more about. The current legislation in Israel for crowdfunding is still in process. The online service could be offered only following the final approval of the legislation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has suffered cumulative losses and negative cash flows from operations since inception. Until the Company will achieve profitability and revenues in the future it intends to finance its operation through the issuance of its shares which is uncertain at the moment. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's accounting policies are described in the accompanying audited financial statements.

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

6
Tables of Contents

NOTE 2 – BASIS OF PRESENTATION (Cont.)

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

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $41 thousand as of June 30, 2016 and $23 as of December 31, 2015.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In May 2014, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousand from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision and as expenses amounting to $50 thousand outstanding at June 30, 2016 and December 31, 2015. The legal counsel is considered to be a related party - see also note 5.

NOTE 5 – TRANSACTION WITH RELATED PARTY

A.	During the period from Inception (April 2014) and up to the balance sheet date the CEO and majority shareholder devoted approx. 20 hours per week to promote the business plan of the Company. The expense incurred by the CEO and majority shareholder on behalf and for the benefit of the Company for the three and six months ended June 30, 2016 amounted to $9 thousands and $19 thousands, respectively.

B.	The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of June 30, 2016 and December 31, 2015 the liability amounted to $50 thousand – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of June 30, 2016 and December 31, 2015, the company has an outstanding note payable to the sole officer and director. - See Note 3

7
Tables of Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Company Overview

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through June 30, 2016 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Crowd 4 Seeds plans to become an online platform for investments in Israeli startup companies through equity-based crowdfunding.

Results of Operation

Six and three months ended June 30, 2016 compared to six and three months ended June 30, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $29,000 and $26,000 for the six months ended June 30, 2016 and 2015, respectively and to $15,000 and $12,000 for the three months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the six months ended June 30, 2016 and the six months ended June 30, 2015:

	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Net Loss	$(29,000)	$(26,000)
Net cash used in operating activities	$(20,000)	$(10,000)

8
Tables of Contents

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

As of June 30, 2016, we owed $97,000, of which $56,000 are in connection with professional services provided to us ($50,000 by a related party) and $41,000 pursuant to a unsecured, interest free note to our Chief Executive Officer payable on demand. There are no other significant liabilities at June 30, 2016.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ending December 31, 2015, and our unaudited financial statements for the quarter ended June 30, 2016 include a "going concern" note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

9
Tables of Contents

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

10
Tables of Contents

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

11
Tables of Contents

Based on this assessment, management has concluded that as of June 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

12
Tables of Contents

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of our knowledge, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

13
Tables of Contents

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

_________________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

14
Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWD 4 SEEDS, INC.

Date: August 8, 2016	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

15