Form 10-Q
period 2016-09-30
Crowd 4 Seeds, Inc.
filed 2016-11-09
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

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

Registrant’s phone number, including area code +972-50-7844477

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CROWD 4 SEEDS INC.

BALANCE SHEETS

(USD In Thousands, Except Share and Par Value Data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$-	$2
Prepaid Expenses	-	4
Total Current assets	$-	$6

Total assets	$-	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5	$7
Account payable to related party	50	50
Promissory note from shareholder	52	23
Total current liabilities	$107	$80

Stockholders’ Deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$9	$9
Addition paid-in capital	106	78
Accumulated deficit	(222)	(161)
Total stockholders’ deficit	$(107)	$(74)

Total liabilities and stockholders’ deficit	$-	$6

The accompanying notes are an integral part of the unaudited financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF OPERATIONS
(USD In Thousands, Except Share and Earnings Per Share Data)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

Revenues	-	-	-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	61	39	32	13

Loss from operations	(61)	(39)	(32)	(13)

Financial expenses, net	-	(1)	-	(1)

Loss before provision for income taxes	(61)	(40)	(32)	(14)

Net Loss	$(61)	$(40)	$(32)	$(14)

Loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	9,054,000	9,054,000	9,054,000	9,054,000

The accompanying notes are an integral part of the unaudited financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF CASH FLOWS
(USD In Thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(61)	(40) $

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	28	29
Accrued interest on promissory note from shareholder	-	1

Changes in operating assets and liabilities:
Decrease in prepaid expenses	4	-
Decrease in account payables	(2)	(1)
Net cash used in operating activities	$(31)	$(11)

Cash flow from financing activities:
Proceeds from promissory note from shareholder	29	-
Net cash provided by financing activities	29	-

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	20
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$9

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of the unaudited financial statements.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Shares and Per Share Values)

(Unaudited)

NOTE 1 – ORGANIZATIONAL AND GOING CONCERN:

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

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception. Until the Company will achieve profitability and revenues in the future it intends to finance its operation through the issuance of its shares which is uncertain at the moment. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the accompanying audited financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The shareholder has loaned $29 thousand to the Company during the current year. The outstanding balance under the note was $52 thousand as of September 30, 2016 and $23 thousand as of December 31, 2015.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In May 2014, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousand from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision and as expenses amounting to $50 thousand outstanding at September 30, 2016 and December 31, 2015. The legal counsel is considered to be a related party - see also note 5.

NOTE 5 – TRANSACTION WITH RELATED PARTY

A.	During the period from Inception (April 2014) and up to the balance sheet date the CEO and majority shareholder devoted approx. 20 hours per week to promote the business plan of the Company. The expense incurred by the CEO and majority shareholder on behalf and for the benefit of the Company for the three and nine months ended September 30, 2016 amounted to $9 thousands and $28 thousands respectively.

B.	The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of September 30, 2016 and December 31, 2015 the liability amounted to $50 thousand – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of September 30, 2016 and December 31, 2015, the company has an outstanding note payable to the sole officer and director. - See Note 3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through September 30, 2016 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Crowd 4 Seeds plans to become an online platform for investments in Israeli startup companies through equity-based crowdfunding.

Results of Operation

Nine and three months ended September 30, 2016 compared to nine and three months ended September 30, 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $61,000 and $39,000 for the nine months ended September 30, 2016 and 2015, respectively and to $32,000 and $13,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in selling, general and administrative expenses stems from two non-recurring payments for services.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the nine months ended September 30, 2016 and the nine months ended September 30, 2015:

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Net Loss	$(61,000)	$(40,000)
Net cash used in operating activities	$(31,000)	$(11,000)
Net cash provided by financing activities	$29,000	$-

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

We hope to eventually be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

As of September 30, 2016, we owed $107,000, of which $55,000 are in connection with professional services provided to us ($50,000 by a related party) and $52,000 pursuant to a unsecured, interest-free note to our Chief Executive Officer payable on demand. There are no other significant liabilities at September 30, 2016.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ending December 31, 2015, and our unaudited financial statements for the quarter ended September 30, 2016 include a "going concern" note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

CROWD 4 SEEDS, INC.

Date: November 9, 2016	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

