Form 10-K
period 2016-12-31
Crowd 4 Seeds, Inc.
filed 2017-03-31
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Crowd 4 Seeds, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

333-202970

(Commission File Number)

30-0828224

(IRS Employer Identification No.)

Avenidida Doutor Mario Soares N. 320, Edificio Finance & IT Centre, 5 Andar A, Macau

(Address of principal executive offices)

+853 8294-2333

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of March 31, 2017, there were 9,054,000 shares of common stock outstanding.

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

Our company was incorporated in Nevada on April 11, 2014. Most of the activity through December 31, 2016 involved incorporation efforts and preparation for an Offering.

Prior to take over by new management in December 30, 2016, we are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

We initially planned to become an online platform for investments in Israeli start-up companies through equity-based crowd funding. This online platform would present start up companies in various fields. Potential investors will be able to click on any start up company they would like to know more about and get access to its marketing information and legal and financial disclosures.

We previously planned to match up Israeli start-ups looking to raise funds with potential investors from all over the world seeking to make investments in such start-ups. The goal is to help many start-up companies that could not or would not raise funds from Angels or Venture Capital funds get access to a large pool of retail investors looking for such investment opportunities. Such match up would open another important fundraising channel for start-up companies and allow retail investors to diversify their investment portfolio. We will not allow U.S. persons access to the materials presented by the start-ups offering their securities on our website, unless we first register as a broker-dealer with the SEC under Section 15(a) of the Securities Exchange Act of 1934. Anyone trying to gain access to the offering materials posted on our website will first need to fill out a short questionnaire which will include a question about the country of residence. Anyone answering U.S.A or any of its states will be prohibited from gaining access to the page showing the offering materials of the presenting companies.

Business Model

On December 30, 2016, new management took over the Company majority shares and plans to operate the Company under the new name of "Sheng Ying Entertainment Corp.". The Company’s new business plan is to engage in the service of sub-junkets for a junket in Cambodia. For sub-junkets introduction service performed, we will charge 0.05% of total bets played by players introduced by us to a junket in casino located in Cambodia.

On January 9, 2017, the Company filed a certificate of amendment (the "Amendment") to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Sheng Ying Entertainment Corp." in order to better reflect the direction and business of the Company. As of the filing date, the name change is still subject to the approval of Financial Industry Regulatory Authority. The Company has adopted a fiscal year end of December 31.

We have plans to establish a website which set forth general information for junket business of the Company in future.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

Marketing & Growth Strategy

We have hire a Chief Operation Officer who has over 10 years of junket business in Phnom Penh, Cambodia. We believe with her experience in this area will direct the company to acquire a lot of VIP players to achieve company’s financial prospects in this burgeoning niche. With the existence of our Chief Operation Officer based in Cambodia, she is able to provide all kinds of support and services immediately in the casino where our VIP players play.

Player retention is one of the strategies to grow our future sub-junket business. The key elements of player retention are the creation of exciting opportunities to maintain player interest and increase play frequency. Similar to land-based casino's compensation programs, the tools used for this purpose include prizes, "free money," opportunities to play against famous (or infamous) players, and tournament qualifications.

Market Overview

Junket business in Southeast Asia estimated will continue growth especially Macau government banned phone betting, as tightened regulations called for stricter accounting transparency. Macau’s gaming industry has seen revenue declines for nearly two years amid China’s slowing economy and anti-corruption campaign.

Competition

We believe emerging casino hubs in Southeast Asia have lower overheads than other region such as Macao and can promise higher incentives to wealthy gamblers. They also offer greater privacy, a key advantage for wealthy players.

Regulatory Environment

Regulations relating to casino gaming vary significantly in different jurisdictions. Although the Company can set pre-emptive measures, it is still currently unable to ensure that sub-junkets only receive deposits from gamers in jurisdictions in which we are legally entitled to provide services.

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2016, the Company only has newly appointed CEO, CFO and COO without any other employees. The Company will consider to employ more staffs in future if the new business is growing in the future.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

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

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 50,000,000 shares of capital stock, of which 45,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of December 31, 2016, total 9,054,000 shares of Common Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of December 31, 2016. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 45,000,000 shares of common stock. There are 9,054,000 shares of our common stock issued and outstanding at December 31, 2016. The holders of our common stock:

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

(b) Holders

As of December 31, 2016, there were approximately 40 qualified holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans .

None.

(e) Recent Sale of Unregistered Securities

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Company Overview

After change in ownership on December 30, 2016, new management plans to operate the company under the new name of "Sheng Ying Entertainment Corp.". The Company’s new business plan is to engage in the service of sub-junkets for a junket in Cambodia. For sub-junkets introduction service performed, we will charge 0.05% of total bets played by players introduced by us to a junket in casino located in Cambodia.

On January 9, 2017, the Company filed a certificate of amendment (the "Amendment") to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Sheng Ying Entertainment Corp." in order to better reflect the direction and business of the Company. The filling was approved on January 10, 2017 and we have obtained the business license under the new company name on the same day. As of the filing date, the name change is still subject to the approval of Financial Industry Regulatory Authority. The Company has adopted a fiscal year end of December 31.

We have plans to establish a website which set forth general information for our new junket business of the Company in next future.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months.

Results of Operations

For the years ended December 31, 2016 and 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ending December 31, 2016 were $61,000 compared to $63,000 for the year ending December 31, 2015. The expenses were consisted primarily of contributed services from the former major shareholder and sole officer, legal, accounting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2016 and for the year ending December 31, 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Operating Activities	(31,000)	(28,000)
Investing Activities	-	-
Financing Activities	30,130	10,000
Net Effect on Cash	(870)	(18,000)

As of December 31, 2016, most of our resources and work have been devoted to planning our previous business and completing our registration statement, as our new sub-junket business has yet to commence as of December 31, 2016.

With the new business plan to involve in sub-junket service, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months.

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

As of December 31, 2016, total liabilities dropped to $1,130 from $80,000 as of December 31, 2015, mainly is because new shareholder took over the Company and former major shareholder and sole officer took over all the net liabilities when he resigned. Hence there are minimal liabilities at December 31, 2016.

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

Going Concern

Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report dated March 31, 2017 for the fiscal year ended December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crowd 4 Seeds, Inc.

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Crowd 4 Seeds, Inc.

We have audited the accompanying balance sheets of Crowd 4 Seeds, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowd 4 Seeds, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and generated negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

CROWD 4 SEEDS INC.

BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,130	$2,000
Prepaid expenses	-	4,000
TOTAL CURRENT ASSETS	1,130	6,000
TOTAL ASSETS	1,130	6,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	-	7,000
Accounts payable to related parties	1,130	50,000
Promissory note from shareholder	-	23,000
TOTAL CURRENT LIABILITIES	1,130	80,000
TOTAL LIABILITIES	1,130	80,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	213,000	78,000
Accumulated deficit	(222,000)	(161,000)

Total shareholders' deficit	-	(74,000)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,130	$6,000

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,	Year ended December 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, general and administrative expenses	61,000	63,000

Loss from operations	(61,000)	(63,000)
Other expenses, net	-	-

Loss before provision for income taxes	(61,000)	(63,000)
Provision for income taxes	-	-

Net loss	$(61,000)	$(63,000)

Loss per common share - basic and diluted:
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	9,054,000	9,054,000

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2014	9,054,000	$9,000	$39,000	$(98,000)	$(50,000)

Changes during 2015:
Contributed services	-	-	39,000	-	39,000
Net loss	-	-	-	(63,000)	(63,000)
Balance at December 31, 2015	9,054,000	9,000	78,000	(161,000)	(74,000)

Changes during 2016:
Debt assumed by former major shareholder and sole officer	-	-	107,000	-	107,000
Contributed services			28,000		28,000
Net loss	-	-	-	(61,000)	(61,000)
Balance at December 31, 2016	9,054,000	$9,000	$213,000	$(222,000)	$-

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,	Year ended December 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(61,000)	$(63,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	28,000	39,000
Changes in operating assets and liabilities:
Prepaid expenses	4,000	(4,000)
Accounts payable	(2,000)	-

Net cash used in operating activities	(31,000)	(28,000)

Cash flow from financing activities:
Advances from related parties	30,130	10,000

Net cash provided by financing activities	30,130	10,000

Net decrease in cash and cash equivalents	(870)	(18,000)
Cash and cash equivalents at beginning of the year	2,000	20,000

Cash and cash equivalents at the end of the year	$1,130	$2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Debt assumed by former major shareholder and sole officer	$107,000	$-

The accompanying notes are an integral part of the financial statements.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN:

Crowd 4 Seeds, Inc. (the "Company") was formed on April 11, 2014 as a Nevada corporation.

During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20,000. The Company has yet to start operational or research and development activities. The Company initially planned to operate in the field of crowd funding and to run an online platform for investments in Israeli startup companies. This online platform would present startup companies in various fields. The Company planned to match up Israeli startups looking to raise funds with potential investors from all over the world seeking to make investments in such startups. Potential investors will be able to have access to the marketing information and legal and financial disclosures of any startup company they would like to know more about. The crowd funding legislation in Israel was processed. The online service could be offered only following the final approval of the legislation.

On December 30, 2016, Tycoon Luck Global Limited acquired 65.72% of the equity interest of the Company from Itzhak Ostashinsky, the major shareholder and sole officer, at a consideration of $220,152 in cash and both parties agreed all the net liabilities of the Company as of the acquisition date are assumed by Itzhak Ostashinsky. On the same day, the new management team was appointed. The Company plans to commence the business in providing sub-junket services to main junkets based in Cambodia.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and generated negative cash flows from operations since inception. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

A.	Basis of Presentation:

The financial statements are prepared in accordance with accounting principles generally accepted ("GAAP") in the United States of America.

B.	Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

C.	Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and cash on hand.

D.	Income Taxes:

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to and asset or liability based on the expected reversal dates of the specific temporary differences.

E.	Fair value of financial instruments:

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

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

F.	Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER:

As of December 31, 2015, the Company had promissory note balance of $23,000 payable to Itzhak Ostashinsky, the former major shareholder and sole officer. During the year ended December 31, 2016, another note of $29,000 was issued to the same person. On December 30, 2016, the former major shareholder and sole officer agreed to waive all the outstanding note payable of $52,000 owed to him. Hence there is no promissory note outstanding as of December 31, 2016.

NOTE 4 – COMMITMENTS AND CONTINGENCIES:

In May 2014, the Company engaged a legal counsel who is a family member of the former major shareholder and sole officer of the Company in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50 thousand from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision amounting to $50,000 as of December 31, 2015.

However, the Tycoon Luck Global Limited has taken over the Company and the existing liabilities were assumed by the former major shareholder and sole officer.

For the year ended December 31, 2016, the family member of the former major shareholder and sole officer of the Company provided legal services for the Company for free.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – LOSS PER COMMON SHARE:

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net earnings (loss) per common share are the same as basic earnings (loss) per common share due to the lack of dilutive items in the Company.

	Year ended December 31,	Year ended December 31,
	2016	2015
1. Numerator :

Net loss	$(61,000)	$(63,000)

2. Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	9,054,000	9,054,000

Basic and diluted net loss per common share attributed to stockholders	$(0.01)	$(0.01)

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – TAXES ON INCOME:

A.	Deferred income taxes:

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

	Year ended December 31,	Year ended December 31,
	2016	2015

Net operating loss carry forward	$(161,000)	$(133,000)

Deferred tax asset before valuation allowance	75,480	45,000
Valuation allowance	(75,480)	(45,000)
Net deferred tax asset	$-	$-

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company's net operating loss carry forward will begin to expire in the year 2035.

B.	Uncertain tax position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2016 and 2015. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

C.	Theoretical tax:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

CROWD 4 SEEDS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – TRANSACTION WITH RELATED PARTIES:

A. As of December 31, 2015, the Company had an outstanding note payable to the former major shareholder and sole officer (see Note 3). After change in ownership on December 30, 2016, all previous liabilities are assumed by the former major shareholder and sole officer.

B. For the year ended December 31, 2015 and period from January 1, 2016 to December 30, 2016, the Company leased its office space from its former major shareholder and sole officer at no charge.

C. For the year ended December 31, 2015 and 2016, the legal services of the Company are provided by a related party for $50,000 and $0, respectively. The related party is the son of former major shareholder and sole officer.

D. During the year ended December 31, 2016, the Company borrowed petty cash of MYR5,000 (appropriately $1,130) from Ms. Siew Heok ONG, the Chief Financial Officer, for working capital purposes. The amount due is due on demand without any interest.

E. During the year ended December 31, 2016, the Company incurred an expense in the amount of $28 thousand ($39 thousand in 2015) for the estimated value of the time devoted by the former major shareholder and sole officer to promote the business plan of the Company. The expense was recorded as a contribution to equity as no payment from the Company was required.

NOTE 8 - SUBSEQUENT EVENTS

On January 9, 2017, the Company filed with Secretary of State of Nevada to change its name to Sheng Ying Entertainment Corp. As of the filing date, the name change is still subject to the approval of Financial Industry Regulatory Authority.

The Company is in the process of acquiring Sheng Ying Investments Limited, a BVI company incorporated on January 5, 2017 and is wholly owned by Kok Chee LEE, the CEO for the purpose of commencing junket business, which is the current management direction of the Company. As of the filing date, the acquisition of Sheng Ying Investments Limited has not been completed yet.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties

•	Lack of audit committee and independent directors

•	Lack of well established procedures to authorize and approve related party transactions

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information as of December 31, 2016 as to each Director and Executive Officer of the Company:

Name	Age	Title
DR, Kok Chee LEE	60	Chief Executive Officer
Ms Siew Heok ONG	52	Chief Financial Officer
Ms Sreyneang JIN	29	Chief Operation Officer

Dr. Kok Chee LEE, aged 60, is the CEO and executive director of the Company. He bring extensive public management experience, and was previously a Deputy Chief of a Police Center at Bayan Baru, Penang, Malaysia. He served more than 42 years in the Police Force of Penang, Malaysia until retirement on July 1st.2016. During the last 5 years he held senior managerial position in JPJKK branch ( security and community department) and Hal Ehwal Awam in Penang, overseeing 840 policemen. In 2014, Dr Lee was awarded the Bentera Pasukan Polis from the king of Malaysia at the Palace, in Kuala Lumpur for his contribution to the force and the nation. Dr Lee hold a doctorate of business Administration degree, and a Master of Business Administration from University Utara Malaysia, as well as a bachelor of Law (Honours) degree from University of Wolverhampton, United Kingdom.

Ms Siew Heok ONG, 52, has over 32 years of broad experience in public finance from the textile and mobile communication industries. For the past 6 years, she has devoted considerable time to volunteer works under the joint effort of the ruling party of Malaysia. In 2005, she was awarded the “pingat Jasa Masyarakat” ( award of social contribution) by the Governor of Penang for her numerous public services performed in Penang state including Counsellor of Drug Rehabilitative Centre and Deputy chairman for Federal Government Unity Association. Ms Ong is currently the treasury of Thean Hour Keong Temple.

Ms Sreyneang JIN, 29, has over 10 years of junket business in Phnon Penh, Cambodia. In the past 5 years she has been working with leading junkets in various VIP rooms of Nagaworld Hotel Entertainment Complex, Phnom Penh. Her broad experience in junket and gaming industry will help to focus the company’s financial prospects in this burgeoning niche.

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

27

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

Director Nominations

As of December 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Itzhak Ostashinsky Former CEO, CFO & Director	2016	-	-	-	-	-	-	-	-

There is no formal employment arrangement with former major shareholder and sole officer Mr. Ostashinsky as of December 30, 2016. Mr. Ostashinsky's compensation has not been fixed or based on any percentage calculations. He made all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Ostashinsky's compensation amount may be formalized if and when the Company completes this offering and obtains any future financing beyond the offering.

However, Mr. Ostashinsky resigned on December 30, 2016 and Company has appointed Mr. Kok Chee Lee as Chief Executive Officer, Miss Siew Heok Ong as Chief Financial Officer, and Miss Sreyneang Jin as Chief Operation Officer. There are no any salary commitments to these 3 officers until Company successfully set up its subsidiary and open banking account. The Company estimated that it will have salary commitment on officers’ salary in the second quarter of 2017.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2016 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2016. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2016 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2016, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2017, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)

Tycoon Luck Global Limited	5,950,000	65.72%
Itzhak Ostashinsky	998,000	11.02%

_______________

(1)	Tycoon Luck Global Limited bought these shares from former major shareholder and sole officer Mr. Ostashinsky on December 30, 2016.
(2)	Applicable percentage ownership is based on 9,054,000 shares of common stock outstanding as of March 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to taking over by the new management team on December 30, 2016, the Company’s only promoter is Mr. Ostashinsky, president, chief executive officer, and principal financial officer.

Our previous office and mailing address is 24 Tcharnihovsky St., Kfar Saba, Israel 44150, which was provided to the Company by Mr. Ostashinsky. Mr. Ostashinsky incurs no incremental costs as a result of us using the space. Therefore, he does not charge us for its use. There is no written lease agreement. However, the Company will lease a new office in Macao in first quarter of 2017 to promote our new business in sub-junket services.

The Company issued 8,250,000 shares of its common stock to its former major shareholder and sole officer, Mr. Ostashinsky, in consideration for a business plan.

The Company has an outstanding note payable provided by former major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $0 thousand and $23 thousand as of December 31, 2016 and 2015, respectively.

Previously the Company obtains legal services from a related party. The related party is the son of the former major shareholder and sole officer and provided legal advice to the Company. As of December 31, 2016 and 2015, the accounts payable to the related party amounted to $0 and $50 thousand, respectively.

Corporate Governance and Director Independence.

The Company has not:

•

Established its own definition for determining whether its directors and nominees for directors are "independent". We currently use NASDAQ's general definition for determining director independence, which states that "independent director" means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On February 8, 2016, we engaged MaloneBailey, LLP ("MB") as our new independent registered public accounting firm. The appointment of MB was approved by our Board of Directors. During the fiscal year ended December 31, 2016, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by MB of the financial statements for the year ended December 31, 2016 are $4,000. The audit fees were $4,000 for audit for the year ended December 31, 2015.

Tax Fees

During the year ended December 31, 2016, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2016, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Reports of Independent Registered Public Accounting Firms.

Balance Sheets as of December 31, 2016 and 2015.

Statements of Operations for the fiscal years ending December 31, 2016 and 2015

Statements of Stockholders' Deficit for the fiscal years ending December 31, 2016 and 2015

Statements of Cash Flows for the fiscal years ending December 31, 2016 and 2015

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

_______________

* Filed herewith.

(1) Incorporated herein by reference from the Company's Form S-1 filed with the Securities and Exchange Commission on March 25, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWD 4 SEEDS, INC.

Date: March 31, 2017	By:	/s/ Kok Chee Lee
Kok Chee LEE
Chief Executive Officer

