Form 10-Q
period 2017-03-31
SHENG YING ENTERTAINMENT CORP.
filed 2017-05-12
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Sheng Ying Entertainment Corp. (Formerly known as Crowd 4 Seeds, Inc.)
(Exact name of registrant issuer as specified in its charter)

Nevada	30-0828224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avenidida Doutor Mario Soares N. 320, Edificio Finance & IT Centre, 5 Andar A, Macau
(Address of principal executive offices)

+853 8294-2333
Registrant's phone number, including area code

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,130	$1,130

Total current assets	1,130	1,130

Total assets	1,130	1,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payables	6,782	-
Accounts payable - related parties	18,421	1,130
Total current liabilities	25,203	1,130

Total liabilities	25,203	1,130

Stockholders' deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	9,054	9,054
Addition paid-in capital	212,946	212,946
Accumulated deficit	(246,073)	(222,000)
Total stockholders' deficit	(24,073)	-

Total liabilities and stockholders' deficit	$1,130	$1,130

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Selling, general and administrative expenses	$24,073	$14,000
Total operating expenses	(24,073)	(14,000)
Loss from operations	(24,073)	(14,000)

Provision for income taxes	-	-
Net loss	$(24,073)	$(14,000)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	9,054,000	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(24,073)	$(14,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	9,000
Changes in operating assets and liabilities:
Accrued liabilities and other payables	24,073	-
Net cash used in operating activities	-	(5,000)

Cash flow from financing activities:
Promissory note from shareholder	-	3,000
Net cash provided by financing activities	-	3,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,000)
Effect of foreign exchange rate changes	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,130	2,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,130	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Expenses paid by related party on behalf of the Company	$17,291	$-

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Sheng Ying Entertainment Corp. (formerly known as Crowd 4 Seeds, Inc., the "Company") was formed on April 11, 2014 as a Nevada corporation.

During 2014 the Company issued 9,054,000 shares of its common stock, for a total consideration of $20,000. The Company has yet to start operational or research and development activities. The Company initially planned to operate in the field of crowd funding and to run an online platform for investments in Israeli startup companies.

On December 30, 2016, Tycoon Luck Global Limited acquired 65.72% of the equity interest of the Company from Itzhak Ostashinsky, the major shareholder and sole officer of the Company at the time, for $220,152 in cash and both parties agreed all the net liabilities of the Company as of the acquisition date are assumed by Itzhak Ostashinsky. On the same day, the new management team was appointed. The management has decided to transition the Company’s business plan to providing sub-junket services to main junkets based in Cambodia.

On January 9, 2017, the Company filed with Secretary of State of Nevada to change its name to Sheng Ying Entertainment Corp. On April 24, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved the name change. The Company's common stock symbol was also changed from CWWD to SALL, effective on April 25, 2017.

The Company is currently planning to acquire Sheng Ying Investments Limited, a BVI company incorporated on January 5, 2017 and wholly owned by Kok Chee LEE, the CEO of the Company, for the purpose of commencing junket business.

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has working capital deficit of $24,073 as of March 31, 2017. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2016 have been omitted.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 4 – TRANSACTIONS WITH RELATED PARTY

A.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2016 and March 31, 2017, the Company owed $1,130 to Ms. Siew Heok ONG, the Chief Financial Officer. The amount is due on demand without any interest.

B.

During the three months ended March 31, 2017, the Company incurred operating expenses in the amount of $24,073, $17,291 of which was directly paid by Mr. Kok Chee LEE, the Chief Executive Officer of the Company. As of December 31, 2016 and March 31, 2017, the Company owed $0 and $17,291 to Mr. Kok Chee LEE, respectively. The borrowing is due on demand without any interest.

C.

During the period from January 1, 2016 to December 30, 2016, the Company leased its office space from its former major shareholder and sole officer at no charge. During the same period, the legal services of the Company were provided by a related party for free. The related party is the son of former major shareholder and sole officer.

NOTE 5 – SUBSEQUENT EVENTS

On January 9, 2017, the Company filed with Secretary of State of Nevada to change its name to Sheng Ying Entertainment Corp. in order to better reflect the direction and business of the Company. On April 24, 2017, FINRA approved the name change. The Company's common stock symbol also changed from CWWD to SALL, effective April 25, 2017.

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

Company Overview

Crowd 4 Seeds was incorporated in Nevada on April 11, 2014. Most of the activity through March 31, 2017 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

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

On January 9, 2017, the Company filed a certificate of amendment (the "Amendment") to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Sheng Ying Entertainment Corp." in order to better reflect the direction and business of the Company. The filling was approved on January 10, 2017 and we have obtained the business license under the new company name on the same day. On April 24, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved to the name change of the Company. The Company's common stock symbol has been changed from CWWD to SALL effective on April 25, 2017. The Company has adopted a fiscal year end of December 31.

We have plans to establish a website which set forth general information for our new junket business of the Company in next future.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $24,073 and $14,000 respectively for the three months ended March 31, 2017 and 2016. The amount incurred is mainly professional fee to corporate lawyer, transfer agent, auditor and accountant.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the three months ended March 31, 2017 and the three months ended March 31, 2016:

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Net Loss	$(24,073)	$(14,000)
Net cash used in operating activities	$-	$(5,000)

As of March 31, 2017, most of our resources and work have been devoted to planning our new business and completing our registration statement. With the new business plan to involve in sub-junket service, we expect that we will be able to generate revenue that is sufficient to cover our expenses in the next twelve months.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $80,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower for this year in 2017 because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2017, total liabilities increased to $25,203 from $1,130 as of December 31, 2016, mainly because the Company changed its management in December 2016 and former major shareholder and sole officer took over all the net liabilities when he resigned. Hence there are minimal liabilities at December 31, 2016.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ending December 31, 2016, and our unaudited financial statements for the quarter ended March 31, 2017 include a "going concern" note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: May 12, 2017	By:	/s/ Kok Chee Lee
Kok Chee Lee
Chief Executive Officer

