Form 10-Q
period 2017-06-30
SHENG YING ENTERTAINMENT CORP.
filed 2017-08-10
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Sheng Ying Entertainment Corp. (Formerly known as Crowd 4 Seeds, Inc.)
(Exact name of registrant issuer as specified in its charter)

Nevada	30-0828224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avenida Doutor Mario Soares N. 320, Edificio Finance & IT Center, 5 Andar A, Macau
(Address of principal executive offices)

+853 8294-2333
Registrant’s phone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$212	$1,130

Total current assets	212	1,130

Total assets	212	1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	18,492	-
Accounts payable - related parties	55,591	1,130
Total current liabilities	74,083	1,130

Total liabilities	74,083	1,130

Stockholders’ deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	9,054	9,054
Additional paid-in capital	212,946	212,946
Accumulated deficit	(295,871)	(222,000)
Total stockholders’ deficit	(73,871)	-

Total liabilities and stockholders’ deficit	$212	$1,130

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative expenses	$49,798	$14,777	$73,871	$29,273
Total operating expenses	49,798	14,777	73,871	29,273
Loss from operations	(49,798)	(14,777)	(73,871)	(29,273)
Provision for income taxes	-	-	-	-
Net loss	$(49,798)	$(14,777)	$(73,871)	$(29,273)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	9,054,000	9,054,000	9,054,000	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(73,871)	$(29,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	18,900
Changes in operating assets and liabilities:
Accrued liabilities and other payables	72,953	(9,816)
Net cash used in operating activities	(918)	(20,189)

Cash flow from financing activities:
Promissory note from shareholder	-	18,009
Net cash provided by financing activities	-	18,009

NET DECREASE IN CASH	(918)	(2,180)
CASH AT BEGINNING OF PERIOD	1,130	2,408
CASH AT END OF PERIOD	$212	$228

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Expenses paid by related party on behalf of the Company	$54,461	$-

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Sheng Ying Entertainment Corp. (the “Company”) was formed on April 11, 2014 as a Nevada corporation, under the name of Crowd 4 Seeds, Inc.

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

On January 9, 2017, the Company filed with Secretary of State of Nevada to change its name to Sheng Ying Entertainment Corp. On April 24, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved the name change. The Company’s common stock symbol was also changed from CWWD to SALL, effective April 25, 2017.

The Company is currently planning to acquire Sheng Ying Investments Limited, a BVI company incorporated on January 5, 2017 and wholly owned by Kok Chee LEE, the CEO of the Company, for the purpose of commencing junket business.

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has negative cash flow from operating activities of $918 for the six months ended June 30, 2017, and has working capital deficit of $73,871 as of June 30, 2017. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2016 have been omitted.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 4 – TRANSACTIONS WITH RELATED PARTY

A.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2016 and June 30, 2017, the Company owed $1,130 to Ms. Siew Heok ONG, the Chief Financial Officer. The amount is due on demand without any interest.

B.

During the six months ended June 30, 2017, the Company incurred operating expenses in the amount of $73,871, $54,461 of which was directly paid by Mr. Kok Chee LEE, the Chief Executive Officer of the Company. As of December 31, 2016 and June 30, 2017, the Company owed $0 and $54,461 to Mr. Kok Chee LEE, respectively. The borrowing is due on demand without any interest.

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

Company Overview

Company was incorporated in Nevada on April 11, 2014 as Crowd 4 Seeds Inc. Most of the activity through June 30, 2017 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

After change in ownership on December 30, 2016, new management plans to operate the company under the new name of “Sheng Ying Entertainment Corp.”. The Company’s new business plan is to engage in the service of sub-junkets for a junket in Cambodia. For sub-junkets introduction service performed, we will charge 0.05% of total bets played by players introduced by us to a junket in casino located in Cambodia.

On January 9, 2017, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Sheng Ying Entertainment Corp.” in order to better reflect the direction and business of the Company. The filling was approved on January 10, 2017 and we have obtained the business license under the new company name on the same day. On April 24, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved to the name change of the Company. The Company’s common stock symbol has been changed from CWWD to SALL effective on April 25, 2017. The Company has adopted a fiscal year end of December 31.

We have plans to establish a website which set forth general information for our new junket business of the Company in next future.

Results of Operations

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $49,798 and $14,777 respectively for the three months ended June 30, 2017 and 2016, and amounted to $73,871 and $29,273 respectively for the six months ended June 30, 2017 and 2016. The amount incurred is mainly professional fee to corporate lawyer, transfer agent, auditor and accountant, and management compensation.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2017 and the six months ended June 30, 2016:

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Net loss	$(73,871)	$(29,273)
Net cash used in operating activities	$(918)	$(20,189)

As of June 30, 2017, most of our resources and work have been devoted to planning our new business and completing our registration statement.

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

As of June 30, 2017, total liabilities increased to $74,083 from $1,130 as of December 31, 2016, mainly because the Company accrued for professional fee, legal fee etc. to maintain the company’s listed status.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2016, and our unaudited financial statements for the quarter ended June 30, 2017 include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

________________

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

SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: August 10, 2017	By:	/s/ Kok Chee Lee
Kok Chee Lee
Chief Executive Officer

