Form 10-Q
period 2017-09-30
SHENG YING ENTERTAINMENT CORP.
filed 2017-11-13
CIK 1636509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $.001 par value	9,054,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$1,130

Total current assets	-	1,130

Total assets	-	1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	10,893	-
Accounts payable - related parties	93,981	1,130
Total current liabilities	104,874	1,130

Total liabilities	104,874	1,130

Stockholders’ deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 shares authorized, 9,054,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	9,054	9,054
Additional paid-in capital	212,946	212,946
Accumulated deficit	(326,874)	(222,000)
Total stockholders’ deficit	(104,874)	-

Total liabilities and stockholders’ deficit	$-	$1,130

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative expenses	$31,003	$31,831	$104,874	$61,103
Total operating expenses	31,003	31,831	104,874	61,103
Loss from operations	(31,003)	(31,831)	(104,874)	(61,103)
Provision for income taxes	-	-	-	-
Net loss	$(31,003)	$(31,831)	$(104,874)	$(61,103)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	9,054,000	9,054,000	9,054,000	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

SHENG YING ENTERTAINMENT CORP.

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(104,874)	$(61,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	28,250
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000
Accrued liabilities and other payables	103,744	(1,766)
Net cash used in operating activities	(1,130)	(30,619)

Cash flow from financing activities:
Proceeds from promissory note from shareholder	-	28,950
Net cash provided by financing activities	-	28,950

NET DECREASE IN CASH	(1,130)	(1,669)
CASH AT BEGINNING OF PERIOD	1,130	2,108
CASH AT END OF PERIOD	$-	$439

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Expenses paid by related party on behalf of the Company	$92,851	$-

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

Initially the Company was planning to acquire Sheng Ying Investments Limited, a BVI company incorporated on January 5, 2017 and wholly owned by Kok Chee LEE, the CEO of the Company, for the purpose of commencing junket business, however that plan was called off due to the change in management team in October, 2017.

On October 24, 2017, Kok Chee LEE resigned from his positions as CEO and director of the Company, and the Board of Directors of the Company appointed Thomas Raack as a director of the Company. On October 25, 2017, Siew Heok Ong resigned from his positions as director and CFO of the Company, and Sreyneang Jin resigned from her positions as director and COO of the Company. On October 26, 2017, Thomas Raack, the sole remaining director of the Company, appointed himself as the CEO, president and treasurer of the Company, and also terminated David E. Price as secretary and appointed himself as secretary of the Company.

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has negative cash flow from operating activities of $1,130 for the nine months ended September 30, 2017, and has working capital deficit of $104,874 as of September 30, 2017. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2016 have been omitted.

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

NOTE 4 – TRANSACTIONS WITH RELATED PARTY

A.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2016, and September 30, 2017, the Company owed $1,130 to Ms. Siew Heok ONG, the Chief Financial Officer at the time. The amount is due on demand without any interest.

B.

During the nine months ended September 30, 2017, the Company incurred operating expenses in the amount of $104,874, $92,851 of which was directly paid by Mr. Kok Chee LEE, the Chief Executive Officer of the Company at the time. As of December 31, 2016 and September 30, 2017, the Company owed $0 and $92,851 to Mr. Kok Chee LEE, respectively. The borrowing is due on demand without any interest.

C.

During the period from January 1, 2016 to December 30, 2016, the Company leased its office space from its former major shareholder and sole officer at no charge. During the same period, the legal services of the Company were provided by a related party for free. The related party is the son of former major shareholder and sole officer.

NOTE 5 - COMMITMENT AND CONTINGENCY

The Company's current office, located at Avenida Doutor Mario Soares N. 320, Edificio Finance & IT Center, 5 Andar A, Macau, is owned by a third party. The Company is allowed to use it for free before the Company opens any bank account.

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

Company Overview

Company was incorporated in Nevada on April 11, 2014 as Crowd 4 Seeds Inc. Most of the activity through September 30, 2017 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

After change in ownership on December 30, 2016, the Company planned to engage in the service of sub-junkets for a junket in Cambodia. However, the Company had new management team on board in October, 2017, and the plan engaged in the sub-junket business was discontinued by new management team.

On October 24, 2017, Dr. Kok Chee LEE resigned from his official positions as Director, CEO and President of the Company, and on the same day the Board of Directors of the Corporation appointed Mr. Thomas Raack as a Director to fill the remaining term of Mr. Lee.

On October 25, 2017, Siew Heok Ong resigned from his official positions as Director and CFO of the Company, and on the same day, Ms. Sreyneang Jin resigned from her official positions as Director and COO of the Company.

On October 26, 2017, Mr. Raack, the sole remaining Director of the Company, appointed himself as the CEO, President and Treasurer of the Company. He also terminated David E. Price as Secretary and appointed himself as Secretary.

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

Results of Operations

Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $31,003 and $31,831 respectively for the three months ended September 30, 2017 and 2016, and amounted to $104,874 and $61,103 respectively for the nine months ended September 30, 2017 and 2016. The amount incurred is mainly professional fee to corporate lawyer, transfer agent, auditor and accountant, and management compensation.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2017 and 2016:

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Net loss	$(104,874)	$(61,103)
Net cash used in operating activities	$(1,130)	$(30,619)

As of September 30, 2017, most of our resources and work have been devoted to planning our new business and completing our registration statement.

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

As of September 30, 2017, total liabilities increased to $104,874 from $1,130 as of December 31, 2016, mainly because the Company accrued for professional fee, legal fee etc. to maintain the company’s listed status.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2016, and our unaudited financial statements for the quarter ended September 30, 2017 include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

______________

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

SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: November 13, 2017	By:	/s/ Thomas Raack
Thomas Raack
Chief Executive Officer

