Form 10-K
period 2017-12-31
Vitalibis, Inc.
filed 2018-04-10
CIK 1636509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vitalibis, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

333-202970

(Commission File Number)

30-0828224

(IRS Employer Identification No.)

5348 Vegas Drive, Las Vegas, NV 89108

(Address of principal executive offices)

702-944-9620

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed fiscal quarter.

Not available as shares did not trade.

As of December 31, 2017, there were 27,010,000 shares of Common Stock, $.001 par value issued and outstanding.

Documents Incorporated by Reference: None.

i

FORWARD LOOKING STATEMENTS

There are statements in this annual report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward- looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward- looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ii

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

Vitalibis, Inc. (the “Company”) was formed on April 11, 2014 as a Nevada corporation, under the name of Crowd 4 Seeds, Inc. On January 9, 2017, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Sheng Ying Entertainment Corp." On December 16, 2017, new management took over control of the Company and, on February 5, 2018, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Vitalibis, Inc”.

As of December 31, 2017, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

We are a public company and, as such, we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $80,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower for this year in 2017 because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We do not have any subsidiaries.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2017 disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue. There can be no assurance we will be able to do so.

Previous Business

The Company initially, under the management of Itzhak Ostashinsky, planned to operate in the field of crowd funding and to run an online platform for investments in Israeli startup companies. Those plans never materialized, and there were no operations by the Company during the tenure of Mr. Ostashinsky.

On December 30, 2016, in a change-of-control transaction (“2106 Change of Control”), Tycoon Luck Global Limited acquired 65.72% of the equity interest of the Company from Itzhak Ostashinsky, the major shareholder and sole officer of the Company at the time, for $220,152 in cash, and both parties agreed all the net liabilities of the Company as of the acquisition date would be assumed by Itzhak Ostashinsky. On the same day, the new management team was appointed. The new management then decided to transition the Company’s business plan to provide sub-junket services to main junkets based in Cambodia.

In furtherance of that new plan, the Company was intending to acquire Sheng Ying Investments Limited, a BVI company incorporated on January 5, 2017, and wholly-owned by Kok Chee LEE, the then-CEO of the Company; however, that plan never materialized and was abandoned due to the change in control and management in October 2017. There were no operations by the Company during the tenure of Kok Chee LEE.

On October 24, 2017, in furtherance of a change-of-control transaction (“2017 Change of Control”), Kok Chee LEE resigned from his positions as CEO and director of the Company, and the Board of Directors of the Company appointed Thomas Raack as a director of the Company. On October 25, 2017, Siew Heok Ong resigned from his positions as director and CFO of the Company, and Sreyneang Jin resigned from her positions as director and COO of the Company. On October 26, 2017, Thomas Raack, the sole remaining director of the Company, appointed himself as the CEO, president and treasurer of the Company, and also terminated David E. Price as secretary and appointed himself as secretary of the Company.

Current Business

Commencing in December 2017, the Company changed its business to focus on the development of technologies and products related to CBD-based personal care products.

The CBD Market

Our proposed business plan has nothing whatsoever to do with THC, the psychoactive component of marijuana, and instead, is focused exclusively on non-medicinal cannabidiol ("CBD"), a component of hemp.

CBD can be produced from hemp, which, for all practical purposes, is devoid of THC, and can be grown far more efficiently than marijuana. Hemp is also a legal crop in many U.S. states.

Scientific research is now bringing to light the many health benefits of CBD. CBD is non-toxic and appears to exhibit few side effects, and none life-threatening.

Asset Purchase Agreement

On December 16, 2017, Sheng Ying Entertainment, Inc. (the “Registrant”), as Buyer, entered into an Asset Purchase Agreement with Steven Raack, an individual; Thomas A. Raack, an individual; and Larry McNabb, an individual, as Sellers, whereby the Registrant acquired certain intangible assets from Sellers relating to non-medicinal cannabidiol ("CBD")-based personal care technologies that include: (a) certain proprietary technology and intellectual property; (b) certain proprietary ideas, know-how, proposed business plans and concepts; and (c) a proposed marketing plan combined with related experiential marketing strategies (the “Technology”), together, the “Assets”. The Assets consist of plans and intellectual property, only, and do not include fixed assets or tangible property or products, and constitute the intangible personal property developed solely by Sellers. Each of the Sellers own 33.33% of the Assets and Sellers together own 100%of all rights, titles and interests in and to the Assets.

As full consideration for the Assets, the Registrant issued 22,500,000 restricted shares of the Company’s Common Stock, par value $.001, with each Seller receiving 7,500,000 shares. Due to the change of control and related party nature of the transaction a carry-over basis was applied. There is no historical book value for the asset purchased so the Company assigned a value of $0 to the assets.

Steven Raack and Thomas A. Raack are brothers, and Thomas A. Raack was, on the date of the Agreement, a Director, CEO, President, Secretary and Treasurer of the Company. Subsequent to the acquisition, Steven Raack was appointed as a Director, Thomas A. Raack resigned as CEO and President, and Steven Raack was appointed as the CEO and President.

Operations

We plan to focus on the development, sale and distribution of hemp oil-based products that contain naturally occurring cannabinoids, including cannabidiol ("CBD") and other products containing CBD-rich hemp oil (“Legal Hemp”). We intend to use third-party contract manufacturers to manufacture our proposed products, using proprietary formulations we plan to create.

We also plan to focus on products that are formulated for the nutraceutical and cosmeceutical industries, including skin care products. The Company is not in the business of engaging in either recreational or medical marijuana, directly or indirectly. The Company's plans focus only on products that contain only those substances that are derived from the part of the cannabis plant that is excluded from the definition of “marijuana” under the Controlled Substances Act and are both federally legal and outside of the purview of the Drug Enforcement Administration.

We plan to offer our anticipated customers and affiliates high-quality products, exclusive experiences and referral-based income. Our business plan is based on the anticipated growth of the regulated cannabis / Cannabidiol (CBD) market, along with the trends in digital media and experiential lifestyles.

Our proposed products are planned to be formulated with health and safety in mind. We intend to sell branded CBD oils, personal care, body care and nutritional products. CBD oils we plan to include in our proposed products are planned to contain less than .3% THC and are planned to be extracted using a third-party vapor distillation process to retain cannabinoid and terpene benefits, without using hexane or butane.

We plan to enable our anticipated customers to purchase our proposed products directly from our planned website and they will also be eligible to receive benefits for referring other customers to us. We plan to offer additional surprise and delight offers to loyal customers. Those who join our proposed marketing system as an Affiliate will receive the opportunity to earn income on each referred sale. We are not a multi-level marketing company.

We intend to be a digital marketplace which utilizes technology as a massive differentiator within the regulated cannabis industry. We anticipate that this technology may be able to leverage the best strategies and frameworks of eCommerce, peer-to-peer selling and experiential marketing.

We believe that the expanding cannabis marketplace may include many fragmented and under-resourced businesses. We will attempt to operate our planned business with our proprietary technology, proposed high-quality products, anticipated excellent customer care and planned exclusive experiences in an effort to become an iconic brand.

Market, Customers and Distribution Methods

The market for CBD-related products is an emerging market.

In order to have a chance for our anticipated success in the market, we must formulate our proposed products in a manner that will appeal to the market and customers; we must test and sample consumer reaction to/acceptance of our proposed products; and we must also identify and establish distribution methods. If and when we obtain financing for our proposed business and operations, of which there can be no assurance, we intend to formulate our proposed products; test and sample such products; and identify and establish distribution methods.

We plan to initially market our proposed products via internet sales, direct sales and trade show sales.

Competition

We are a new business with no history of operations or current operations. Rather, we are just starting activities to engage in our proposed business, as well as seek necessary financing, as we currently have no financial resources, and as such, we have a weak competitive position in the industry. We intend to compete with independent manufacturers and institutional and individual investors who are actively seeking to develop and market CBD-based products.

There are several companies developing and utilizing cannabinoid for a range of products. The cannabinoid area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals, PLC, have focused on plant-based CBD formulations; while other companies, such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc., have focused on synthetic CBD formulations.

The CBD-based consumer product industry is highly fragmented with numerous companies, many of which may be under-capitalized. We plan to routinely evaluate internal and external opportunities in an effort to seek optimize value for shareholders through new product development or by asset acquisitions or sales. There are also large, well-funded companies that currently do not offer hemp-based consumer product.

We may also compete with other CBD-related technology and product companies for financing from a limited number of investors that may be prepared to invest in such companies. The presence of competing companies in our field of endeavor may impact our ability to raise initial, needed capital in order to fund our proposed business and operations. If investors perceive that investments in our competitors are more attractive, based on the merit of their technologies, their products, the advanced stage of their marketing or development, or the price of the investment opportunity, we may not obtain our needed financing.

Many of our competitors have substantially greater resources, experience in conducting research, experience in developing and manufacturing their products, operating experience, research and development and marketing capabilities, name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and proposed products) obsolete.

These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

Our commercial success, if any, will depend on our ability to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance that competitors will not succeed in developing products that are more effective than our current technology, therefore rendering our proposed products obsolete and noncompetitive.

Accordingly, in addition to our proposed research and development efforts, we may need to create a public relations/advertising program designed to establish our “brand” name recognition early on in our proposed business development; we intend to develop and market our brand name pending our proposed commercialization of products, if any, we may derive from our proposed research and development efforts.

Intellectual Property

We currently own intellectual property which we obtained from Mssrs. Steve Raack, Tom Raack and Larry McNabb in the Asset Purchase Agreement, described in the section of this Report entitled “Asset Purchase Agreement”, above.

We have also filed a registration with the US Patent and Trademark Office for the mark:

VITALIBIS TM.

Research and Development

We did not incur any research and development expenses during the period from April 11, 2014, (inception) through our year ended December 31, 2017.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. After the effectiveness of this Registration Statement we will begin filing Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We are not yet aware of any direct government regulations relating to the marketing of CBD-related products containing less than .03 parts THC, which are the only products we intend to include in our proposed products and business plan.

Environmental Regulations

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements. While our proposed business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our anticipated potential customers could adversely affect us by increasing our operating costs or decreasing demand for our proposed products, which could have a material adverse effect on our results of operations.

Employees

As of December 31, 2017, we did not have any employees. Steve Raack and Tom Raack each intend to devote about 20 hours per week on our proposed operations. The Company will consider employing staff in the future, but only if the new business is growing and cash flow will support such staff.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

DESCRIPTION OF PROPERTY

Our principal office is located at 5348 Vegas Drive, Las Vegas, NV 89108, as part of a group of executive suites. Our telephone number is (310) 982-1331. We pay $45.00 per month to an unrelated third-party lessor for our offices, on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market Information.

The Company's common stock trades in the OTC Market under the symbol "VCBD". Trading in our Company's common stock on the OTC Market has been very sparse as of the date of this annual report.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 117,500,000 shares of capital stock, of which 112,500,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of December 31, 2017, a total of 27,010,000 shares of Common Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of December 31, 2017. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

•	the number of shares and the designation of the series;

•	whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•	whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•	the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 112,500,000 shares of common stock. There are 27,010,000 shares of our common stock issued and outstanding at December 31, 2017. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

Pursuant to an Amendment to the Articles of Incorporation, effected under NRS 78.207 and .209, the Company effected a 2.5 for 1 forward stock split of our number of authorized shares of the Common Stock and a corresponding increase in the number of issued and outstanding shares of Common Stock held by each stockholder of record as of February 8, 2018, the “Effective Date” of the forward split, as set by  FINRA.

All shares referenced in this Report have been retroactively adjusted to reflect this stock split.

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

(b) Holders

As of December 31, 2017, there were approximately 7 qualified holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None. The Company has no Equity Compensation Plan.

(e) Recent Sale of Unregistered Securities

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

The Company has recently sold unregistered securities, as follows:

The Company issued 800,000 shares of its restricted Common Stock to 7 “accredited” investors as full consideration for services each of the vendors performed for the Company. Each of the vendors was a material vendor to the Company. These sales were all made in the period March 7 to 9, 2018, in reliance on an exemption from Registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, including Rule 506(b), promulgated thereunder. No underwriters were used in these transactions.

The Company also issued 301,000 shares of its restricted Common Stock to 10 “unaccredited” investors, who were all friends or associates of the management of the Company, as full consideration for cash in the sum of US$1.00 per share. The total aggregate consideration paid in cash by the investors was US$301,000, all of which has been received by the Company. These sales were all made in the period March 9 to 29, 2018, in reliance on an exemption from Registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, including Rule 506(b), promulgated thereunder. No underwriters were used in these transactions.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2017 and 20162016. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Company Overview

After a change in control on October 26, 2017, and a change in ownership in December 2017, the Company changed its business to focus on the development of technologies and products related to CBD-based personal care products.

Although the Company did not obtain any financing in 2017, it plans to seek financing to start up operations and pursue its new business plan through a private placement of its shares of common stock, commencing in early 2018. There is, however, no assurance it will be able to do so.

Results of Operations

For the years ended December 31, 2017 and 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ending December 31, 2017, were $102,865 compared to $61,000 for the year ending December 31, 2016. The expenses were consisted primarily of contributed services from the former major shareholder and sole officer, legal, accounting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2017 and for the year ending December 31, 2016:

	Year ended December 31, 2017	Year ended December 31, 2016
Operating Activities	(1,130)	(31,000)
Investing Activities	–	–
Financing Activities	–	30,130
Net Effect on Cash	(1,130)	(870)

As of December 31, 2017, the majority of our resources and work had been devoted to planning our previous business (servicing junkets in Cambodia) and complying with our reporting obligations under applicable regulations. Our planned junket business never commenced operations, and was abandoned in October 2017.

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

As of December 31, 2017, total liabilities increased to $6,169 from $1,130 as of December 31, 2016, due to increases in trade accounts payable at the end of the year.

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

Going Concern

Our auditor has issued a "going concern" qualification as part of their opinion for the fiscal year ended December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VITALIBIS, INC.

(formerly known as Sheng Ying Entertainment Corp.)

(formerly known as Crowd 4 Seeds, Inc.)

FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitalibis, Inc

(formerly known as Sheng Ying Entertainment Corp.)

(formerly known as Crowd 4 Seeds, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vitalibis, Inc (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 9, 2018

VITALIBIS, INC.

(FORMERLY KNOWN AS SHEN YING ENTERTAINMENT CORP.)

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$–	$1,130

Total current assets	–	1,130

Total assets	$–	$1,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities and other payables	$6,169	$–
Accounts payable - related parties	–	1,130
Total current liabilities	6,169	1,130

Total liabilities	6,169	1,130

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 27,010,000 shares issued and 22,635,000 shares issued outstanding as of December 31, 2017 and 2016, respectively	27,010	22,635
Additional paid-in capital	291,725	199,365
Accumulated deficit	(324,904)	(222,000)
Total stockholders’ deficit	(6,169)	–

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$–	$1,130

The accompanying notes are an integral part of the financial statements.

VITALIBIS, INC.

(FORMERLY KNOWN AS SHEN YING ENTERTAINMENT CORP.)

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Years Ended December 31,
	2017	2016
Operating expenses:
Selling, general and administrative expenses	$102,865	$61,000

Loss from operations	(102,865)	(61,000)
Other expenses, net	(39)	–

Loss before provision for income taxes	(102,904)	(61,000)
Provision for income taxes	–	–

Net loss	$(102,904)	$(61,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	24,398,370	22,635,000

The accompanying notes are an integral part of the financial statements.

VITALIBIS, INC.

(FORMERLY KNOWN AS SHEN YING ENTERTAINMENT CORP.)

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2015	22,635,000	$22,635	$64,365	$(161,000)	$(74,000)

Debt assumed and waived by former major shareholder and sole officer	–	–	107,000	–	107,000
Contributed services	–	–	28,000	–	28,000
Net loss	–	–	–	(61,000)	(61,000)

Balance at December 31, 2016	22,635,000	22,635	199,365	(222,000)	–

Shares returned and cancelled from prior management	(18,125,000)	(18,125)	18,125	–	–
Debt balance forfeited by prior management	–	–	93,981	–	93,981
Shares issued to new officers related to change of control	22,500,000	22,500	(22,500)	–	–
Contributed services	–	–	2,754	–	2,754
Net loss	–	–		(102,904)	(102,904)
Balance at December 31, 2017	27,010,000	$27,010	$291,725	$(324,904)	$(6,169)

The accompanying notes are an integral part of the financial statements.

VITALIBIS, INC.

(FORMERLY KNOWN AS SHEN YING ENTERTAINMENT CORP.)

(FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended
	December 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(102,904)	$(61,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	2,754	28,000
Changes in operating assets and liabilities:
Prepaid expenses	–	4,000
Accrued liabilities and other payables	6,169	(2,000)
Accounts payable - related parties	92,851	–
Net cash used in operating activities	(1,130)	(31,000)

Cash flow from financing activities:
Advances from related parties	–	30,130
Net cash provided by financing activities	–	30,130

NET DECREASE IN CASH	(1,130)	(870)
CASH AT BEGINNING OF PERIOD	1,130	2,000
CASH AT END OF PERIOD	$–	$1,130

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Debt assumed and waived by former major shareholder and sole officer	$–	$107,000
Debt balance forfeited by prior management	$93,981	$–

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN:

We plan to focus on the development, sale and distribution of hemp oil-based products that contain naturally occurring cannabinoids, including cannabidiol ("CBD") and other products containing CBD-rich hemp oil (“Legal Hemp”).

Vitalibis (the “Company”) was formed on April 11, 2014 as a Nevada corporation, under the name of Crowd 4 Seeds, Inc.

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

On January 18, 2018, our Board of Directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary, Vitalibis, Inc., a Nevada corporation, and our name changed from Sheng Ying Entertainment Corp. to Vitalibis, Inc. Vitalibis, Inc. was formed solely to effect the change of name and conducted no operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less. The recorded value of our cash and cash equivalents approximates their fair value.

Income Taxes

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

Fair value of financial instruments

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Recently Issued Accounting Pronouncements

Management does not expect adoption of recently issued but not yet effective pronouncements to have a material impact on the Company’s financial statements.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In May 2014, the Company engaged a legal counsel who is a family member of the former major shareholder and sole officer of the Company in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $50,000 from external investors following the effectiveness of the registration statements. Since this expense was probable it was recorded as a provision amounting to $50,000 as of December 31, 2015.

However, the Tycoon Luck Global Limited took over the Company in 2016 and the existing liabilities were assumed by the former major shareholder and sole officer.

For the year ended December 31, 2016, the family member of the former major shareholder and sole officer of the Company provided legal services for the Company for free.

Our principal office is part of a group of executive suites. We pay $45.00 per month for our offices, on a month-to-month basis.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company effected a 2.5 for 1 forward stock split of our number of authorized shares of the Common Stock and a corresponding increase in the number of issued and outstanding shares of Common Stock held by each stockholder of record as of February 8, 2018, the “Effective Date” of the forward split, as set by the Financial Industry Regulatory Authority (“FINRA”). All shares referenced have been respectively adjusted to reflect this stock split.

On the Effective Date, our total authorized shares of Common Stock increased from 45,000,000 to 112,500,000 shares, and our total issued and outstanding shares of Common Stock increased from 10,804,000 to 27,010,000 shares; the par value of $0.001 will remain the same. Any fractional shares resulting from the split will be rounded up to the next whole number. The total authorized shares of our Preferred Shares will not be affected and will remain at 5,000,000.

Pursuant to the Asset Purchase Agreement, on December 18, 2017, we issued 22,500,000 shares of our restricted common stock as consideration for the purchase of assets, pursuant to the closing of an Asset Purchase Agreement. No cash was involved in the transaction. The asset transferred consisted of various intangible assets such as plans and know-how related to the proposed CBD-related products the Company plans to develop. Due to the change of control and related party nature of the transaction a carry-over basis was applied. There is no historical book value for the asset purchased so the Company assigned a value of $0 to the assets.

The 22,500,000 shares were the sole consideration paid by the Company for the purchase of assets from the three (3) individual owners, on the basis of 7,500,000 shares each. Prior to issuance, Mr. Larry McNabb assigned all his rights, titles and interest in and to his 7,500,00 shares to B.L.U.E. Stone Ltd. The remaining 15,000,000 shares were issued equally to Steve Raack and Thomas Raack who serve as officers and directors of the Company. At this point, the 22,500,000 shares represented control of 83.3% of the total issued and outstanding shares of the Company and constituted control of the Company.

Related to the issuance above, on December 18, 2017, the following four (4) separate shareholders of the Company, in furtherance of a change-of-control transaction, discussed above, voluntarily surrendered to the transfer agent a total of 18,125,000 restricted shares for cancellation:

Shareholder	Number of Shares
Tycoon – Luck Global Ltd.	14,875,000 shares
LWH Biomass Sdn Bhd	1,000,000 shares
Yuping Wang	1,125,000 shares
Yujie Wang	1,125,000 shares

NOTE 6 – LOSS PER COMMON SHARE

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

	Year ended December 31,	Year ended December 31,
	2017	2016
Numerator:

Net loss	$(102,904)	$(61,000)

Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	24,398,370	22,635,000

Basic and diluted net loss per common share attributed to stockholders	$(0.00)	$(0.00)

NOTE 7 – INCOME TAXES

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

	Year ended December 31,	Year ended December 31,
	2017	2016

Net operating loss carry forward	$(264,000)	$(161,000)
Limitation in carry forward	256,000	–
Net operation loss carry forward	(8,000)	(161,000)

Deferred tax asset before valuation allowance	1,500	75,480
Valuation allowance	(1,500)	(75,480)
Net deferred tax asset	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's net operating loss carry forward will begin to expire in the year 2038.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2017 and 2016. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.

NOTE 8 – TRANSACTION WITH RELATED PARTIES

During the year ended December 31, 2017, $2,754 of services were paid for and contributed to the Company by the current officers.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2017, and 2016, the Company owed $0 and $1,130 to Ms. Siew Heok ONG, the former Chief Financial Officer at the time. The amount was due on demand without any interest, but was forgiven on October 25, 2017 and was recorded as a contribution to capital.

During the year ended December 31, 2017 $92,851 of expenses were paid directly by Mr. Kok Chee LEE, the Chief Executive Officer of the Company at the time. On October 25, 2017 Mr. Kok Chee Lee forgave amounts owed to him which were recorded as a contribution to capital. As of December 31, 2017 and 2016, the Company owed $0 and $0 to Mr. Kok Chee LEE, respectively.

As of December 31, 2015, the Company had an outstanding note payable to the former major shareholder and sole officer (see Note 3). After change in ownership on December 30, 2016, all previous liabilities are assumed by the former major shareholder and sole officer. This included the $52,000 of Promissory Note, $50,000 in Accounts Payable due to Related Party for legal services (see Note 4) and $5,000 of Accounts Payable totaling $107,000.

For the year ended December 31, 2016, the Company leased its office space from its former major shareholder and sole officer at no charge.

For the year ended December 31, 2016, the legal services of the Company are provided by a related party for $0. The related party is the son of former major shareholder and sole officer.

During the year ended December 31, 2016, the Company incurred an expense in the amount of $28,000 for the estimated value of the time devoted by the former major shareholder and sole officer to promote the business plan of the Company. The expense was recorded as a contribution to equity as no payment from the Company was required.

NOTE 9 – SUBSEQUENT EVENTS

In March and April 2018, the Company sold 301,000 shares of its restricted common stock to 10 unrelated and unaffiliated accredited investors at a price of $1.00 per share, for total net proceeds of $301,000.

In March 2018, the Company issued a total of 600,000 shares of common stock to 6 consultants. In addition the Company committed to additional an additional 850,000 of shares that will vest between May 2018 and February 2019.

In March 2018, the Company entered into a Consulting Agreement (“Agreement”) with VOTOCAST, INC. dba newkleus, a California corporation formed and owned by Steven Raack, the President, CEO and a Director of the Company. The Company will receive an exclusive license in the cannabis industry for the state-of-the-art newkleus™ technology to (1) facilitate Vitalibis’ micro-influencer sales model, and (2) enhance and compliment Vitalibis’ social media strategy.

The Company paid 200,000 shares upon execution of the agreement and a month fee ranging from $0 to $2,000 depending of usage volume. In addition, newkleus will provide operational and business development consulting services.

The Agreement grants Vitalibis™ an exclusive license for the newkleus patent-pending, user-generated content (UGC) technology for all applications in the rapidly growing cannabis industry. The integration of the newkleus technology allows Vitalibis to create an interactive digital community, while concurrently acquiring valuable user data and content, all of which Vitalibis anticipates will (1) increase customer acquisition and retention and (2) build direct, meaningful and loyal customer relationships.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Articles state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

The following table contains information as of December 31, 2017 as to each Director and Executive Officer of the Company:

Name	Age	Title
Steven Raack 5348 Vegas Drive, Las Vegas, NV 89108	46	Director, President, and chief executive officer

Thomas Raack 5348 Vegas Drive, Las Vegas, NV 89108	47	Director, secretary, chief financial officer & treasurer

Markus W. Frick 5348 Vegas Drive, Las Vegas, NV 89108	44	Director

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our Board of Directors.

Steven Raack, 46, has over 23 years of strategy, operations, technology, product development and business management experience.  He’s worked for industry leading companies, from global corporations to start-ups, including NASA, Andersen Consulting, Electronic Data Systems, Sony Pictures Entertainment, Herbalife International, Arbonne International, Beautycounter and newkleus.

In 2012, Mr. Raack joined Beautycounter as their Chief Operating Officer, and helped launch a progressive brand focused on selling safe skin care, body care and cosmetics products.  He was integral in developing the strategies and execution programs related to their innovative eCommerce, social selling and affiliate marketing business model, which attracted top-tier investors such as TPG Growth.

After 3 ½ years with Beautycounter, in 2016, Mr. Raack left to become the Chief Executive Officer of newkleus – a patent-pending customer engagement platform. The newkleus technology platform was strategically designed to maximize social media activities for sports teams, musicians, radio stations, consumer brands and social selling companies.

Mr. Raack currently assists several start-up and growth companies as an Executive Advisor. Additionally, he earned a BS in Electrical Engineering from the University of Southern California and an MBA from Pepperdine University.

Thomas Raack, 47, has over 20 years of financial, executive and strategic management experience with a diverse group of private and publicly-held companies specializing in the development of technology, medical product distribution, biotechnology, and e-commerce. Mr. Raack has a broad base of business consulting experience and has assisted in structuring and completing, acquisitions, debt and equity financing, reorganizations, as well as designing and implementing business development and financial communications programs. Prior to joining Sheng Ying Entertainment Corp, Mr. Raack was an independent consultant from February 2002- to present, with a focus on assisting private companies with business development and operational systems.  Mr. Raack was also previously managing partner at Alliance Capital Resources from July 1998 to February 2002, with offices in Newport Beach, CA. While at Alliance, Mr. Raack consulted for publicly traded companies handling domestic mergers and acquisitions, venture capital transactions, public offerings and other financings, joint ventures, strategic alliances and distribution agreements.  His experience at Alliance also included managing financial communications for a NASDAQ listed medical products distribution company. He received a B.A. degree in Communications from California State University-Long Beach.

Markus W. Frick, 44, has over 20 years of financial, executive and strategic management experience with a diverse group of companies specializing in the development of technology, medical product distribution, biotechnology, and e-commerce. Mr. Frick has been engaged in the research and scientific testing of organic compounds since 2010, through the present. As such, he was engaged in the development of technology and products related to the infrared extraction of organic compounds, that resulted in a patent issued in 2016. He was also engaged in conducting a feasibility study for a potential Nevada cannabis testing lab. He graduated from Villanova University, Villanova, Pennsylvania, in 1995, with a BA in Political Science and a BS in Mechanical Engineering. He served in the U.S. Marine Corp from 1990 through 1996.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the Company if: we have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. In such event, the criteria for determining whether the Company should be offered an opportunity are as follows:

•	the Company could financially undertake the opportunity;
•	the opportunity is within the Company’s line of business; and
•	it would be unfair to the Company and its stockholders not to bring the opportunity to the attention of the Company.

Family Relationships.

The following family relationships exist among our officers, directors, or persons nominated for such positions: Steven Raack is the brother of Thomas Raack.

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

Director Nominations

As of December 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steve Raack President, CEO and Director (1)	2017	0	0	0	0	0	0	0	0
Thomas Raack Director, Secretary, Treasurer and Chief Financial Officer (1)	2017	0	0	0	0	0	0	0	0
Markus W. Frick Director	2017	0	0	0	0	0	0	0	0

(1)	Steve Raack and Thomas Raack each own 7,500,000 shares of the Company’s restricted Common Stock.

The following table provides information concerning equity awards as of our fiscal year end, December 31, 2017, held by each of our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Steve Raack President, CEO and Director (1)	0	0	0	0	0	0	0	0	0
Thomas Raack Director, Secretary, Treasurer and Chief Financial Officer (1)	0	0	0	0	0	0	0	0	0
Markus W. Frick Director	0	0	0	0	0	0	0	0	0

____________________

(1)	Steve Raack and Thomas Raack each own 7,500,000 shares of the Company’s restricted Common Stock.

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Option Grants

As of the date of this report we had not granted any options or stock appreciation rights to our named executive officers or directors, or to any other party.

Management Agreements

As of the date of this report we have no management agreement with any of our named executive officers or directors, or with any other party.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to the date of this report. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors may receive compensation as determined by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Equity Compensation Plan

The Company has no equity compensation plan.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Name & Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
NONE
		–	–	–	–	–	–	-	–	–

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2017. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2017 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2017, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner of Shares of Common Stock	Amount and Nature of Beneficial Ownership (1)(3)(4)	Percentage of Outstanding Shares of Common Stock (2)
Steve Raack *, **, ***, 5348 Vegas Drive Las Vegas, NV 89108	7,500,000	27.8%

Thomas Raack *, **, ***, 5348 Vegas Drive Las Vegas, NV 89108	7,500,000	27.8%

B.L.U.E. Stone Ltd. * B1-214 AJMAN FREE ZONE BOX 16881 HMTFZC UNITED ARAB EMIRATES	7,500,000	27.8%

Markus W. Frick **, **** 5348 Vegas Drive Las Vegas, NV 89108	0	0

  ____________________

(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)	Based on 27,010,000 shares of common stock issued and outstanding.
(3)	Unless otherwise indicated, none of these shares are known to be shares with respect to which such listed beneficial owner has the right to acquire beneficial ownership.
(4)	Unless otherwise indicated, none of these shares are known to be shares that are (a) pledged as security or (b) with respect to which such persons have the right to acquire beneficial ownership.

*each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock

** each director of the Company

*** each of the named executive officers

**** all executive officers and directors of the Company as a group

Changes in Control

As of December 31, 2017, there are no existing arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2017, $2,754 of services were paid for and contributed to the Company by the current officers.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2017, and 2016, the Company owed $0 and $1,130 to Ms. Siew Heok ONG, the former Chief Financial Officer at the time. The amount was due on demand without any interest, but was forgiven on October 25, 2017 and was recorded as a contribution to capital.

During the year ended December 31, 2017, the Company incurred operating expenses in the amount of $104,874, $92,851 of which was directly paid by Mr. Kok Chee LEE, the Chief Executive Officer of the Company at the time. On October 25, 2017 Mr. Kok Chee Lee forgave amounts owed to him which were recorded as a contribution to capital. As of December 31, 2017 and 2016, the Company owed $0 and $0 to Mr. Kok Chee LEE, respectively.

As of December 31, 2015, the Company had an outstanding note payable to the former major shareholder and sole officer (see Note 3). After change in ownership on December 30, 2016, all previous liabilities are assumed by the former major shareholder and sole officer. This included the $52,000 of Promissory Note, $50,000 in Accounts Payable due to Related Party for legal services (see Note 4) and $5,000 of Accounts Payable totaling $107,000.

For the year ended December 31, 2016, the Company leased its office space from its former major shareholder and sole officer at no charge.

For the year ended December 31, 2016, the legal services of the Company are provided by a related party for $0. The related party is the son of former major shareholder and sole officer.

During the year ended December 31, 2016, the Company incurred an expense in the amount of $28,000 for the estimated value of the time devoted by the former major shareholder and sole officer to promote the business plan of the Company. The expense was recorded as a contribution to equity as no payment from the Company was required.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On February 8, 2016, we engaged MaloneBailey, LLP ("MB") as our new independent registered public accounting firm. The appointment of MB was approved by our Board of Directors. During the fiscal year ended December 31, 2017, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by MB of the financial statements for the year ended December 31, 2017 are $15,000. The audit fees were $ 11,100 for the audit for the year ended December 31, 2016.

Tax Fees

During the year ended December 31, 2017, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Vitalibis, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets as of December 31, 2017 and 2016.

Statements of Operations for the fiscal years ending December 31, 2017 and 2016

Statements of Stockholders' Deficit for the fiscal years ending December 31, 2017 and 2016

Statements of Cash Flows for the fiscal years ending December 31, 2017 and 2016

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

5.1	Opinion of Michael J. Morrison, Chtd.*

14.1	Code of Ethics (2)

31	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*

32	Certification of Chief Executive Officer and Principal Financial Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files*

_______________

* Filed herewith.

(1) Incorporated herein by reference from the Company's Form S-1 filed with the Securities and Exchange Commission on March 25, 2015.

(2) Incorporated herein by reference from the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2017

ITEM 16. FORM 10–K SUMMARY

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALIBIS, INC.

Date: April 10, 2018	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

