Form 10-Q
period 2018-03-31
Vitalibis, Inc.
filed 2018-05-11
CIK 1636509

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $.001 par value	28,111,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

VITALIBIS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$283,613	$–

Total current assets	283,613	–

Total assets	$283,613	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$21,465	$6,169

Total current liabilities	21,465	6,169

Total liabilities	21,465	6,169

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 28,111,000 shares issued and 27,010,000 shares issued outstanding as of March 31, 2018 and December 31, 2017, respectively	28,111	27,010
Additional paid-in capital	1,304,818	291,725
Accumulated deficit	(1,070,781)	(324,904)
Total stockholders’ equity (deficit)	262,148	(6,169)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$283,613	$–

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	March 31,
	2018	2017
Operating expenses:
Selling, general and administrative expenses	$745,877	$24,073

Loss from operations	(745,877)	(24,073)
Other expenses, net	–	–

Loss before provision for income taxes	(745,877)	(24,073)
Provision for income taxes	–	–

Net loss	$(745,877)	$(24,073)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding – basic and diluted	27,314,589	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(745,877)	$(24,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	712,994	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,296	24,073
Net cash used in operating activities	(17,587)	–

Cash flow from financing activities:
Contribution of cash by officer	200	–
Proceeds from equity issuance	301,000	–
Net cash provided by financing activities	301,200	–

NET CHANGE IN CASH	283,613	–
CASH AT BEGINNING OF PERIOD	–	1,130
CASH AT END OF PERIOD	$283,613	$1,130

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued for asset acquisition	$200,000	$–
Expenses paid by related party on behalf of the Company	$–	$17,291

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

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

On January 18, 2018, our Board of Directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary, Vitalibis, Inc., a Nevada corporation, and our name changed from Sheng Ying Entertainment Corp. to Vitalibis, Inc. Vitalibis, Inc. was formed solely to effect the change of name and conducted no operations. The Company’s common stock symbol was also changed from SALL to VCBD, effective, March 7, 2018.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2017 have been omitted.

Stock-based Compensation

Employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

NOTE 3 – STOCKHOLDERS’ DEFICIT

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

On the Effective Date, our total authorized shares of Common Stock increased from 45,000,000 to 112,500,000 shares, and our total issued and outstanding shares of Common Stock increased from 10,804,000 to 27,010,000 shares; the par value of $0.001 will remain the same. Any fractional shares resulting from the split will be rounded up to the next whole number. The total authorized shares of our Preferred Shares was not affected and will remain at 5,000,000.

In March 2018, the Company sold 301,000 shares of its restricted common stock at a price of $1.00 per share, for total net proceeds of $301,000.

In March 2018, the Company issued a total of 600,000 shares of common stock to 6 consultants. In addition, the Company committed to issue an additional 850,000 of shares that will vest between May 2018 and February 2019. The Company recorded $712,994 of compensation cost related to these shares.

In March 2018, the Company issued 200,000 shares of common stock valued at $200,000 to acquire a license from VOTOCAST, INC., as discussed in Note 5. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

NOTE 4 – TRANSACTION WITH RELATED PARTIES

In March 2018, the Company entered into an Agreement with VOTOCAST, INC. dba newkleus, a California corporation formed and owned by Steven Raack, the President, CEO and a Director of the Company. The Company will receive an exclusive license in the cannabis industry for the state-of-the-art newkleus™ technology to (1) facilitate Vitalibis’ micro-influencer sales model, and (2) enhance and compliment Vitalibis’ social media strategy.

The Agreement grants Vitalibis™ an exclusive license for the newkleus patent-pending, user-generated content (UGC) technology for all applications in the cannabis industry. The integration of the newkleus technology allows Vitalibis to create an interactive digital community, while concurrently acquiring valuable user data and content, all of which Vitalibis anticipates will (1) increase customer acquisition and retention and (2) build direct, meaningful and loyal customer relationships.

The Company paid 200,000 shares upon execution of the agreement and a monthly fee ranging from $0 to $2,000 depending of usage volume. In addition, newkleus will provide operational and business development consulting services.

During the three months ended March 31, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

NOTE 5 – SUBSEQUENT EVENTS

In April 2018, the Company entered into an agreement to develop its website and various user interfaces at a project cost of $100,000. A payment of $50,000 was due, and paid, at the commencement of the contract, with the balance due at various milestones.

On April 27, 2018, OTC Markets approved the move of the Company’s trading platform for its Common Stock from the OTC-BB (Pink Sheets) to the OTCQB Marketplace.

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

Company Overview

Company was incorporated in Nevada on April 11, 2014 as Crowd 4 Seeds Inc. Most of the activity through March 31, 2018 involved incorporation efforts, registration to become a reporting company, planning our business and developing our website. No business operations were engaged in by the Company since inception.

After change in ownership October 2017, the Company had new management team on board and the Company’s business plan has been changed substantially by the new management team to focus on the marketing of hemp-based products.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2018

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $745,877 and $24,073, respectively for the three months ended March 31, 2018 and 2017. The amount incurred is mainly consulting fees, professional fees to transfer agent, auditor and accountant, EDGAR filing services and management expenses. Of the total expense for the three months ended March 31, 2018, $712,994 was stock based compensation to various consultants.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended March 31, 2018 and 2017:

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Net loss	$(745,877)	$(24,073)
Net cash used in operating activities	$(17,587)	$(0)

As of March 31, 2018, most of our resources and work have been devoted to planning our new business and completing our corporate changes through FINRA, paying auditor and accountant fees and making our related securities filings with the SEC.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $80,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower for this year in 2018 because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2018, total liabilities increased to $21,465 from $6,169 as of December 31, 2017, mainly because the Company accrued sums for professional fees, auditor and accounting fees, filing and compliance fees, etc., to engage in corporate changes through FINRA, maintain the company’s listed status acquire assets for the Company’s new business plan and operations.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2017, and our unaudited financial statements for the quarter ended March 31, 2018, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

VITALIBIS, INC. FORMERLY KNOWN AS SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: May 10, 2018	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

