Form 10-Q
period 2018-06-30
Vitalibis, Inc.
filed 2018-08-02
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

or

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VITALIBIS, INC.

(Formerly known as Sheng Ying Entertainment Corp.)

(Formerly known as Crowd 4 Seeds, Inc.)

(Exact name of registrant issuer as specified in its charter)

Nevada	30-0828224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $.001 par value	28,761,000

2

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

VITALIBIS, INC.

FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

3

VITALIBIS, INC.
BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2018	December 31, 2017
Current assets:
Cash	$324,619	$–
Prepaid Expenses	72,207	–
Inventory Asset	73,399	–
Total current assets	470,225	–

Long term assets
Website Development	99,513	–
Total assets	$569,738	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$61,342	$6,169
Customer deposits	10,500	–
Unsecured notes payable	4,688	–
Total current liabilities	76,530	6,169

Total liabilities	76,530	6,169

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 28,761,000 shares issued and 27,010,000 shares issued outstanding as of June 30, 2018 and December 31, 2017, respectively	28,761	27,010
Additional paid-in capital	1,793,738	291,725
Accumulated deficit	(1,329,291)	(324,904)
Total stockholders’ equity (deficit)	493,208	(6,169)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$569,738	$–

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$6,396	$–	$6,396	$–
Cost of Goods Sold	(1,628)	–	(1,628)	–
Gross Profit	4,768	–	4,768	–

Operating expenses:
Selling, general and administrative expenses	(451,442)	(49,798)	(1,009,155)	(73,871)

Loss from operations	(446,674)	(49,798)	(1,004,387)	(73,871)

Other expenses, net	–	–	–	–
Loss before provision for income taxes	(446,674)	(49,798)	(1,004,387)	(73,871)
Provision for income taxes	–	–	–	–
Net loss	$(446,674)	$(49,798)	$(1,004,387)	$(73,871)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding – basic and diluted	28,326,659	9,054,000	27,823,420	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(1,004,387)	$(73,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	878,564	–
Changes in operating assets and liabilities:
Prepaid expenses	(13,519)	–
Inventory	(73,399)	–
Accounts payable and accrued liabilities	39,173	72,953
Customer deposits	10,500	–
Net cash used in operating activities	(163,068)	(918)

Cash flow from investing activities:
Purchase of assets	(83,513)	–
Net cash used in investing activities	(83,513)	–

Cash flow from financing activities:
Contribution of cash by officer	200	–
Proceeds from equity issuance	571,000	–
Net cash provided by financing activities	571,200	–

NET CHANGE IN CASH	324,619	(918)
CASH AT BEGINNING OF PERIOD	–	1,130
CASH AT END OF PERIOD	$324,619	$212

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued for asset acquisition	$200,000	$–
Common stock issued for prepaid expenses	$54,000	$–
Website development cost paid by accounts payable	$16,000	$–
Notes payable issued for prepaid expenses	$4,688	$–
Expenses paid by related party on behalf of the Company	$–	$54,461

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Vitalibis is a socially conscious brand focused on people, products and the planet.  We are a seller of phyto-cannabinoid rich (PCR) hemp products, along with personal care and nutritional products. We leverage our proprietary technology platform to maximize our innovative micro-influencer sales model, which fosters engaged customer connections.

Vitalibis (the “Company”) was formed on April 11, 2014, as a Nevada corporation, under the name of Crowd 4 Seeds, Inc.

On January 9, 2017, the Company filed with Secretary of State of Nevada an Amendment to our Articles of Incorporation to change our name to Sheng Ying Entertainment Corp. On April 24, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved the name change. The Company’s common stock symbol was also changed from CWWD to SALL, effective April 25, 2017.

On January 18, 2018, our Board of Directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary, Vitalibis, Inc., a Nevada corporation, thereby changing our name from Sheng Ying Entertainment Corp. to Vitalibis, Inc. Vitalibis, Inc. was formed solely to effect the change of name and conducted no operations.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2017 have been omitted.

Stock-based Compensation

In the second quarter of 2018 the Company elected to adopt ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Upon adoption the Company recorded an adjustment to the first quarter of 2018 of $188,165.

Inventories

Inventory is manufactured at third party facilities. Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

As of June 30, 2018 and December 31, 2017 inventory consists of the following components:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$28,806	$–
Finished products	44,593	–

Total inventory	$73,399	$–

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recognized when the products are delivered and title passes to the customer. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to members are included in net sales. Various taxes on the sale of products and enrollment packages to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Deferred Revenue

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of June 30, 2018 and December 31, 2017 the Company had no deferred revenue.

Cost of Sales

Cost of sales includes all of the costs to manufacture the Company’s products. Products are manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Additionally, shipping costs are included in Cost of Sales in the Statements of Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $16,183 and $0 in the six months ended June 30, 2018 and 2017, respectively. Research and development costs are expensed as incurred and totaled $1,698 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Website Development Cost

We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At the time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. For the six months ending June 30, 2018 we have capitalized $99,513 related to software under the criteria discussed in this paragraph. These cost are related to the development of our website and customer portal and have not been placed in service as of June 30, 2018.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On the Effective Date, our total authorized shares of Common Stock increased from 45,000,000 to 112,500,000 shares, and our total issued and outstanding shares of Common Stock increased from 10,804,000 to 27,010,000 shares; the par value of $0.001 remained the same. Any fractional shares resulting from the split were rounded up to the next whole number. The total authorized shares of our Preferred Shares was not be affected and remained at 5,000,000.

In March 2018, the Company issued 200,000 shares of common stock, valued at $200,000, to acquire a license from VOTOCAST, INC,. as discussed in Note 4. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

During the six months ended June 30, 2018, the Company sold 571,000 shares of its restricted common stock at a price of $1.00 per share, for total net proceeds of $571,000.

During the six months ended June 30, 2018, the Company issued a total of 950,000 shares of common stock to consultants. In addition, the Company committed to issue an additional 500,000 of shares that will vest between May 2018 and February 2019. The Company recorded $878,564 of compensation cost related to these shares.

During the six months ended June 30, 2018, the Company entered into agreements with consultants to serve on the Advisory Board. The consultants were issued an aggregate total of 30,000 shares of common stock, valued at $54,000. The shares were recorded as a prepaid expense and will be recognized over the three-month services period. The agreements will renew on a quarterly basis, unless terminated at any time by either party.

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

The Agreement grants Vitalibis™ an exclusive license for the newkleus patent-pending, user-generated content (UGC) technology for all applications in the cannabis industry. The integration of the newkleus technology allows Vitalibis to create an interactive digital community, while concurrently acquiring valuable user data and content, all of which Vitalibis anticipates will (1) increase customer acquisition and retention, and (2) build direct, meaningful and loyal customer relationships.

The Company paid 200,000 shares upon execution of the agreement and a monthly fee ranging from $0 to $2,000 depending of usage volume. In addition, newkleus will provide operational and business development consulting services.

During the six months ended June 30, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued a total of 215,000 shares of its restricted common stock at a price of $1.00 per share, for a total net proceeds of $215,000.

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

Company Overview

Vitalibis is a socially conscious brand focused on people, products and the planet.  We are a multi-channel marketer and seller of premium, full spectrum phyto-cannabinoid rich (PCR) hemp products, along with personal care and nutritional products. We leverage our proprietary technology platform to maximize our innovative micro-influencer sales model, which fosters engaged customer connections.  In addition to selling high-quality products and building long-term customer relationships, Vitalibis supports non-profits with environmental, health / wellness and neuro-emotional missions.

For additional information visit: https://www.vitalibis.com/

The Company was incorporated in Nevada on April 11, 2014, as Crowd 4 Seeds Inc. Most of our activity through March 31, 2018, involved incorporation efforts, registration to become a reporting company, planning our business and developing our website.

After change in ownership October 2017, the Company had a new management team on board and the Company’s business plan was changed substantially by the new management team to focus on the marketing of hemp-based products.

We commenced business operations with respect to our hemp-based products in May 2018, and such operations are continuing. We are now marketing and selling two (2) of our proprietary products, Signature 300 Hemp Oil and Daily Wellness Super-food Blend, through our website and Pro-Program.

We’ve assembled a team of experts to help launch and scale our business. Each person was hand-picked based on relationships, ethics and skills covering the following areas: technology, eCommerce, social selling, marketing, sales, product development, contract manufacturing, regulatory, legal, supply chain and small parcel distribution.

Technology is a major differentiator for Vitalibis. The Company is building a unique, proprietary technology platform which includes a patent-pending newkleus technology. Vitalibis will soon be able to license its technology to non-competitive brands as a Software as a Service (SaaS) platform.

We have highly experienced independent third-party chemists and product development resources creating our proprietary formulas. We screen every product ingredient for safety as it relates to both human health and environmental health. Our PCR oil, derived from our patent-pending extraction process, is the highest quality available. All of our products are manufactured in GMP facilities and include independent third-party testing.

In July 2018, Vitalibis launched its initial 2 wellness products (see below), and currently has additional proprietary product formulations for its personal care and nutritional products in different stages of development.

Vitalibis Signature 300 PCR Hemp Oil

Our Vitalibis Signature 300 is a full spectrum, phyto-cannabinoid rich (PCR) hemp oil blended with Medium Chain Triglycerides (MCT) from coconut oil.

A patent-pending hemp oil extraction process produces a full spectrum oil containing beneficial elements, such as cannabinoids, terpenes, fatty acids and flavonoids.

Our oil is derived from high-quality industrial hemp responsibly grown in Colorado, USA. And for each batch of hemp, we work with independent third-party testing labs to critically analyze and validate our product’s potency, safety and efficacy. Our protocols test for such things as cannabinoids, heavy metals and microbial elements.

Vitalibis Daily Wellness Capsules

Our Vitalibis Daily Wellness capsules are a certified organic super-food, specifically formulated to promote overall wellness and balanced health.

We partnered with industry-leading health professionals to carefully select which ingredients to blend into our proprietary wellness formula. And this product is California Certified Organic Farmers (CCOF) certified. CCOF is a non-profit organization that advances organic agriculture for a healthy world through organic certification, education, advocacy, and promotion.

To enhance our sharp focus on quality, our capsules are manufactured in an NSF-certified GMP facility, which is also organic, halal, kosher and SQF Level 2-certified. Each batch of capsules is independently tested for safety and efficacy.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue and Cost of Goods Sold

The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $6,396 and $0, respectively for the three months ended June 30, 2018 and 2017. Cost of goods sold amounted to $1,628 and $0, respectively for the three months ended June 30, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $451,442 and $49,798, respectively for the three months ended June 30, 2018 and 2017. The amount incurred is mainly consulting fees, professional fees to transfer agent, auditor and accountant, EDGAR filing services and management expenses. Of the total expense for the three months ended June 30, 2018, $353,734 was stock based compensation to various consultants.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue and Cost of Goods Sold

The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $6,396 and $0, respectively for the six months ended June 30, 2018 and 2017. Cost of goods sold amounted to $1,628 and $0, respectively for the six months ended June 30, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $1,009,155  and $73,871, respectively for the six months ended June 30, 2018 and 2017. The amount incurred is mainly consulting fees, professional fees to transfer agent, auditor and accountant, EDGAR filing services and management expenses. Of the total expense for the three months ended June 30, 2018, $878,564 was stock based compensation to various consultants.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Net cash used in operating activities	$(163,068)	$(918)
Net cash used in investing activities	(83,513)	–
Net cash provided by financing activities	571,200	–

As of June 30, 2018, most of our resources and work have been devoted to planning our new business and completing our corporate changes through FINRA, paying auditor and accountant fees and making our related securities filings with the SEC.

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

As of June 30, 2018, total liabilities increased to $76,530 from $6,169 as of December 31, 2017, mainly because the Company accrued sums for inventory, website development, professional fees, filing and compliance fees, etc., to engage in corporate changes through FINRA, maintain the company’s listed status acquire assets for the Company’s new business plan and operations.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2017, and our unaudited financial statements for the six months ended June 30, 2018, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Recently Issued Accounting Pronouncements

In the second quarter of 2018 the Company elected to adopt ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Upon adoption the Company recorded an adjustment to the first quarter of 2018 of $188,165.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

VITALIBIS, INC. FORMERLY KNOWN AS SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: August 2, 2018	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

