Form 10-Q
period 2018-09-30
Vitalibis, Inc.
filed 2018-11-05
CIK 1636509

Table of Contents

FORM 10-Q

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES [_] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $.001 par value	29,452,400

i

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

VITALIBIS, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

ii

VITALIBIS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$373,430	$–
Prepaid expenses	33,548	–
Inventory	119,232	–

Total current assets	526,210	–

Long term assets
Website development, net	152,905	–

Total assets	$679,115	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$27,556	$6,169
Unsecured notes payable	18,680	–
Total current liabilities	46,236	6,169

Total liabilities	46,236	6,169

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 29,452,400 shares issued and 27,010,000 shares issued outstanding as of September 30, 2018 and December 31, 2017, respectively	29,452	27,010
Additional paid-in capital	2,558,988	291,725
Accumulated deficit	(1,955,561)	(324,904)
Total stockholders’ equity (deficit)	632,879	(6,169)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$679,115	$–

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$29,530	$–	$35,926	$–
Cost of Goods Sold	(15,276)	–	(16,904)	–

Gross Profit	14,254	–	19,022	–

Operating expenses:
Selling, general and administrative expenses	(640,170)	(31,003)	(1,649,325)	(104,874)

Loss from operations	(625,916)	(31,003)	(1,630,303)	(104,874)

Other expenses, net	(354)	–	(354)	–

Loss before provision for income taxes	(626,270)	(31,003)	(1,630,657)	(104,874)
Provision for income taxes	–	–	–	–

Net loss	$(626,270)	$(31,003)	$(1,630,657)	$(104,874)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.06)	$(0.01)

Weighted average common shares outstanding – basic and diluted	29,187,100	9,054,000	28,257,004	9,054,000

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(1,630,657)	$(104,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,752	–
Stock based compensation	1,303,105	–
Changes in operating assets and liabilities:
Prepaid expenses	44,418	–
Inventory	(119,232)	–
Accounts payable and accrued liabilities	21,387	103,744
Net cash used in operating activities	(369,227)	(1,130)

Cash flow from investing activities:
Purchase of assets	(164,657)	–
Net cash used by investing activities	(164,657)	–

Cash flow from financing activities:
Contribution of cash by officer	200	–
Payments on notes payable	(5,286)	–
Proceeds from equity issuance	912,400	–
Net cash provided by financing activities	907,314	–

NET CHANGE IN CASH	373,430	(1,130)
CASH AT BEGINNING OF PERIOD	–	1,130
CASH AT END OF PERIOD	$373,430	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$354	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued for asset acquisition	$200,000	$–
Common stock issued for prepaid expenses	$54,000	$–
Notes payable issued for prepaid expenses	$23,966	$–
Expenses paid by related party on behalf of the Company	$–	$92,851

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2017 have been omitted.

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

As of September 30, 2018 and December 31, 2017, inventory consists of the following components:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$40,187	$–
Finished products	79,045	–

Total inventory	$119,232	$–

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Product sales are recognized when the products are delivered and title passes to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to members are included in net sales. Various taxes on the sale of products and enrollment packages to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days.

All of the Company’s revenue is currently generated from the sales of similar products. As such no disaggregation of revenue information is provided.

Deferred Revenue

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of September 30, 2018 and December 31, 2017, the Company had no deferred revenue.

Cost of Sales

Cost of sales includes all of the costs to purchase and assemble the Company’s products. Products are manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Additionally, shipping costs are included in Cost of Sales in the Statements of Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $23,734 and $0 in the nine months ended September 30, 2018 and 2017, respectively. Research and development costs are expensed as incurred and totaled $1,698 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Website Development Cost

We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. For the nine months ending September 30, 2018 we have capitalized $164,657 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. Amortization expense for the nine months ending September 30, 2018 was $11,752.

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

On the Effective Date, our total authorized shares of Common Stock increased from 45,000,000 to 112,500,000 shares, and our total issued and outstanding shares of Common Stock increased from 10,804,000 to 27,010,000 shares; the par value of $0.001 remained the same. Any fractional shares resulting from the split were rounded up to the next whole number. The total authorized shares of our Preferred Shares was not affected and remained at 5,000,000.

In March 2018, the Company issued 200,000 shares of common stock valued at $200,000 to acquire a license from VOTOCAST, INC. as discussed in Note 4. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

During the nine months ended September 30, 2018, the Company sold 912,400 shares of its restricted common stock at a price of $1.00 per share, for total net proceeds of $912,400.

During the nine months ended September 30, 2018, the Company issued a total of 1,300,000 shares of common stock to consultants. In addition, the Company committed to issue an additional 300,000 of shares that will vest between May 2018 and February 2019. The Company recorded $1,303,105 of compensation cost related to these shares.

During the nine months ended September 30, 2018, the Company entered into agreements with consultants to serve on the Advisory Board. The consultants were issued a total of 30,000 shares of common stock valued at $54,000. The shares were recorded as a prepaid expense and will be recognized over the three-month services period. The agreements will renew on a quarterly basis unless terminated at any time by either party.

NOTE 4 – TRANSACTION WITH RELATED PARTIES

In March 2018, the Company entered into an Agreement with VOTOCAST, INC. dba newkleus, a California corporation formed and owned by Steven Raack, the President, CEO and a Director of the Company. The Company received an exclusive license in the cannabis industry for the state-of-the-art newkleus™ technology to (1) facilitate Vitalibis’ micro-influencer sales model, and (2) enhance and compliment Vitalibis’ social media strategy.

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

The Company paid 200,000 shares upon execution of the agreement and a monthly fee ranging from $0 to $2,000 depending on volume of usage. In addition, newkleus provides operational and business development consulting services.

During the nine months ended September 30, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued a total of 2,500 shares of its restricted common stock in exchange for services.

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

Company Overview

Vitalibis is a socially conscious brand focused on people, profit, products and the planet.  We are a multi-channel marketer and seller of premium, full spectrum phyto-cannabinoid rich (PCR) hemp products, along with personal care and certified organic nutritional products. We leverage our proprietary technology platform to maximize our innovative micro-influencer sales model.  In addition to selling high-quality products and building long-term customer relationships, Vitalibis supports non-profits with environmental, health / wellness and neuro-emotional missions.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue and Cost of Goods Sold

The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $29,530 and $0, respectively for the three months ended September 30, 2018 and 2017. Cost of goods sold amounted to $15,276 and $0, respectively for the three months ended September 30, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $640,170 and $31,003, respectively for the three months ended September 30, 2018 and 2017. The amount incurred is mainly consulting fees, professional fees to transfer agent, auditor and accountant, EDGAR filing services and management expenses. Of the total expense for the three months ended September 30, 2018, $424,541 was stock based compensation to various consultants.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue and Cost of Goods Sold

The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $35,926 and $0, respectively for the nine months ended September 30, 2018 and 2017. Cost of goods sold amounted to $16,904 and $0, respectively for the nine months ended September 30, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $1,649,325 and $104,874, respectively for the nine months ended September 30, 2018 and 2017. The amount incurred is mainly consulting fees, professional fees to transfer agent, auditor and accountant, EDGAR filing services and management expenses. Of the total expense for the nine months ended September 30, 2018, $1,303,105 was stock based compensation to various consultants.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the six months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net cash used in operating activities	$(369,227)	$(1,130)
Net cash used in investing activities	(164,657)	–
Net cash provided by financing activities	907,314	–

As of September 30, 2018, most of our resources and work have been devoted to launching our new business and completing our corporate changes through FINRA, paying auditor and accountant fees and making our related securities filings with the SEC.

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

As of September 30, 2018, total liabilities increased to $46,236 from $6,169 as of December 31, 2017, mainly because the Company accrued sums for inventory, website development, professional fees, filing and compliance fees, etc., to engage in corporate changes through FINRA, maintain the company’s listed status acquire assets for the Company’s new business plan and operations.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2017, and our unaudited financial statements for the nine months ended September 30, 2018, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Contractual Obligations

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

☐	Lack of segregation of duties
☐	Lack of audit committee and independent directors
☐	Lack of well established procedures to authorize and approve related party transactions

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

VITALIBIS, INC. FORMERLY KNOWN AS SHENG YING ENTERTAINMENT CORP. (FORMERLY KNOWN AS CROWD 4 SEEDS, INC.)

Date: November 5, 2018	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

