Form 10-K
period 2018-12-31
Vitalibis, Inc.
filed 2019-03-28
CIK 1636509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vitalibis, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-202970	30-0828224
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed fiscal quarter.

As of March 19, 2019, there were 30,496,000 shares of Common Stock, $.001 par value issued and outstanding. Based on the average bid and asked price of the common equity as of March 19, 2019, the aggregate market value of the voting common equity held by non- affiliates at March 19, 2019, was $13,194,060. There was no non-voting common equity issued at March 19, 2019.

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

Vitalibis, Inc. (the “Company”) was formed on April 11, 2014, as a Nevada corporation, under the name Crowd 4 Seeds, Inc. On January 9, 2017, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Sheng Ying Entertainment Corp." On December 16, 2017, new management took over control of the Company and, on February 5, 2018, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Vitalibis, Inc”.

As of December 31, 2017, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

We are a public company and, as such, we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $80,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases, based on our overall business volume (and financial transactions), and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

We do not have any subsidiaries.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Reports for the years ending December 31, 2018 and 2017, disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue. There can be no assurance we will be able to do so.

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

Current Business

Commencing in December 2017, the Company changed its business to focus on the development of technologies and products related to hemp-based personal care and nutritional products.

The Hemp Market

Our current business plan, which is in the early stages of operations, marketing and sales of our products, is focused exclusively on the non-medicinal hemp-based product market which includes full spectrum oils with naturally occurring cannabidiol ("CBD") along with other elements of the hemp plant including cannabinoids, terpenes, chlorophyll, flavonoids, etc.

Full spectrum oil can be produced from hemp, which is a legal crop in the United States. Scientific research is now bringing to light the many health benefits of full spectrum hemp-based products.

Asset Purchase Agreement

On December 16, 2017, Sheng Ying Entertainment, Inc. (the “Registrant”), as Buyer, entered into an Asset Purchase Agreement with Steven Raack, an individual; Thomas A. Raack, an individual; and Larry McNabb, an individual, as Sellers, whereby the Registrant acquired certain intangible assets from Sellers relating to non-medicinal hemp-based personal care and nutritional products that include: (a) certain proprietary technology and intellectual property; (b) certain proprietary ideas, know-how, proposed business plans and concepts; and (c) a proposed marketing plan combined with related experiential marketing strategies (the “Technology”), together, the “Assets”. The Assets consist of plans and intellectual property, only, and do not include fixed assets or tangible property or products, and constitute the intangible personal property developed solely by Sellers. Each of the Sellers own 33.33% of the Assets and Sellers together own 100%of all rights, titles and interests in and to the Assets.

As full consideration for the Assets, the Registrant issued 22,500,000 restricted shares of the Company’s Common Stock, par value $.001, with each Seller receiving 7,500,000 shares. Due to the change of control and related party nature of the transaction a carry-over basis of $0 was assigned.

Steven Raack and Thomas A. Raack are brothers, and Thomas A. Raack was, on the date of the Agreement, a Director, CEO, President, Secretary and Treasurer of the Company. Subsequent to the acquisition, Steven Raack was appointed as a Director, Thomas A. Raack resigned as CEO and President, and Steven Raack was appointed as the CEO and President.

The Company

Vitalibis is a socially conscious brand focused on people, products and the planet. We are a technology-based formulator of premium, full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD), along with safe personal care and nutritional products.  Our Ambassador program combines critical elements of social selling, ecommerce and affiliate marketing into one highly focused business system which empowers our people and social mission-driven ecosystem.

Operations

Consumer Products and Technology SaaS

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis™ brand in a range of market sectors including wellness, and personal care. We currently distribute 3 Vitalibis™ branded products and we expect to continue to add new products to our Vitalibis™ portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis™ product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD) acquired through our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusive leases of our proprietary Vitalibis technology back-end, which is being offered as a Software as a Service (SaaS) platform.

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and we believe Vitalibis™ is well positioned to have a demonstrable impact on the rapidly emerging hemp industry.

Hemp-derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based supplier oversees our raw material supply chain and raw material processing. Our internal team manages product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

We expect to realize revenue to fund our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to raise sufficient additional capital to fund our product development efforts, we may need to curtail or delay such activity.

Inventory and Sales

Based on expected increasing demand, we have invested significant capital to develop and maintain our relationship with a proprietary oil extraction supplier to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from this well-established hemp oil supplier in the United States. We have maintained access to this supplier for their raw material supply, and continue to explore and develop the relationship to ensure that we can meet the expected demand for hemp oil products well into the future. However, our current inventory levels are not sufficient to support sales through 2019

Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws to allow for crop research by universities, colleges and state agriculture departments. The new Federal law allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio-plastics to textiles. This is an ever-evolving distribution system that, today, includes early adopter retailers and ecommerce entities, and product development companies that use hemp oil to develop consumer products for distribution. We believe that as consumer and market awareness increases, products derived from hemp/cannabis and the consumer market will evolve and grow into a new commercial industry

Our target customers for our consumer product segment are, first and foremost, hemp-related consumers who we seek to attract to our products via internet sales, direct-to-consumer, affiliate sales and Ambassador distributors. Secondarily, we are targeting manufacturers of products that can, and will, readily replace their existing raw base materials for our base materials, making their respective products more environmentally friendly and sustainable. In the future, we may pursue national and regional broker networks and major distribution companies who have pre-existing relationships with major retail chain stores. To date, we have taken no steps, nor do we have any plans to take any steps to identify or contact any such broker networks or major distribution companies In addition, we are may pursue distribution opportunities with national retailers. To date, we have taken no steps, nor do we have any plans to take any steps to identify or contact any such distribution opportunities. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are several companies developing and utilizing cannabinoid for a range of products. The cannabinoid area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC, as the active pharmaceutical ingredient. Certain companies, such as GW Pharmaceuticals, PLC, have focused on plant-based CBD formulations; while other companies, such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc., have focused on synthetic CBD formulations.

The CBD-based consumer product industry is currently highly fragmented with numerous companies, many of which may be under-capitalized. We plan to routinely evaluate internal and external opportunities in an effort to enhance our business operations and financial results, as well as provide value for shareholders through new product development, asset acquisitions and/or sales. Another source of competition may come from large, well-funded companies that currently do not offer hemp-based consumer products.

We may also compete with other CBD-related technology and product companies for financing from a limited number of investors that may be prepared to invest in such companies. The presence of competing companies in our field of endeavor may impact our ability to raise initial, needed capital in order to fund our business plan and operations. If investors perceive that investments in our competitors are more attractive, based on the merit of their technologies, their products, the advanced stage of their marketing or development, or the price of the investment opportunity, we may not obtain our needed financing.

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

Intellectual Property

We have filed trademark applications on our brands, logos and marks including, but not limited to Vitalibis™.

We built a proprietary robust technology platform utilizing highly scalable peer-to-peer sales technology. The technology includes: Administrative back-end module Customer Data Management Reporting and Metrics Customer Support Customer Relationship Management (CRM). We also intend to develop payment processing, engagement campaigns, (using patent-pending newkleus technology) mobile application tools, Artificial Intelligence and Machine Learning. We intend to explore patents related to this technology in the future.

We review our intellectual property portfolio on a periodic basis and we will continue in our efforts to broaden our portfolio in a fiscally prudent manner. We may also file for patent protection on our products based on proprietary formulations, processes and technology.

Research and Development

Our research and development costs have consisted primarily of stock-based compensation to pay for related personnel expense, facilities and other costs related to both our consumer product and our technology. We charge all research and development expenses to operations, as incurred, in the ongoing development of new consumer products.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

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

Employees

As of December 31, 2018, we did not have any employees. Steve Raack and Tom Raack each intend to devote about 40 hours per week on our proposed operations. The Company will consider employing staff in the future, but only if our business is growing and cash flow will support such staff.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

DESCRIPTION OF PROPERTY

Our principal office is located at 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169, as part of a group of executive suites. Our telephone number is (310) 982-1331. We pay $130.00 per month for our offices, on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

The Company's common stock trades in the OTC Market under the symbol "VCBD". Trading in our Company's common stock on the OTC Market has been very sparse, both over the past calendar year, as well as through the date of this annual report.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 117,500,000 shares of capital stock, of which 112,500,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of December 31, 2018, a total of 29,638,900 shares of Common Stock were issued and outstanding, and no Preferred Stock has been issued.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of December 31, 2018. However, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. As of December 31, 2018, we had no intention to issue any shares of preferred stock, but there can be no assurance that we will not do so in the future.

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

In addition, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 112,500,000 shares of common stock. There are 29,638,900 shares of our common stock issued and outstanding at December 31, 2018. The holders of our common stock:

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

(b) Holders

As of December 31, 2018, there were 1,083 qualified holders of record of our common stock.

(c) Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sale of Unregistered Securities

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. As of December 31, 2018, the Company had commitments to issue 1,882,500 shares of common stock if certain performance-based milestones are met under the terms of the agreements.

Subsequent to December 31, 2018, the Company issued 680,000 shares under the commitments from 2018 agreements. Additionally, the Company issued 177,500 shares related to new consulting and advisory agreements entered into in 2019, and is committed to issuing an additional 375,000 shares if certain performance-based milestones are met under the terms of those agreements.

The Company has recently sold unregistered securities, as follows:

The Company sold 912,400 shares of restricted common stock to 39 Accredited Investors during the year ended December 31, 2018 for cash proceeds of $912,400.

(b) Related Stockholder Matters

Not required.

(c) Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2018 and 2017 The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Company Overview

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis™ brand in a range of market sectors including wellness, and beauty care. We currently distribute 3 products and we expect to continue to add new products to our Vitalibis™ portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis™ product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD), which we acquirethrough our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusiveleases of our proprietary technology back-end, which is being offered as a Software as a Service (SaaS) platform.

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and we believe Vitalibis™ is well positioned to be have a demonstrable impact on the rapidly emerging hemp industry.

Hemp-derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based supplier oversees our raw material supply chain and raw material processing. Our internal team manages product development and manufacturing, and sales and marketing.

We will continue our efforts to scale-up our processing capability to accommodate new products in our pipeline.

We expect to realize revenue to fund our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our product development efforts, we will need to raise additional capital, either through the issuance of equity and/or the issuance of debt. In the event we are unable to raise sufficient additional capital to fund our product development efforts, we may need to curtail or delay such activity.

Results of Operations

For the years ended December 31, 2018 and 2017

Revenue and Gross Profit

During the year ended December 31, 2018, the Company began selling its products, and generated $51,331 in revenue and $28,330 in gross profit. There were no sales during the year ended December 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ending December 31, 2018, were $2,095,787 compared to $32,328 for the year ending December 31, 2017. The expenses consisted primarily of stock-based compensation, and services rendered by our executive officers.

Professional fees

Professional fees for the period ending December 31, 2018, were $160,463 compared to $70,537 for the year ending December 31, 2017. The increase was due to increased legal, accounting and audit fees associated with the increased operations of the Company.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2018 and for the year ending December 31, 2017:

	Year ended December 31, 2018	Year ended December 31, 2017
Operating Activities	(543,204)	(1,130)
Investing Activities	(176,177)	–
Financing Activities	891,360	–
Net Effect on Cash	171,979	(1,130)

Operating Activities

The cash used in operating activities of $543,204 for the year ended December 31, 2018 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the year.

Investing Activities

The cash used in investing activities of $176,177 during the year ended December 31, 2018 was due to costs incurred to build our website.

Financing Activities

The cash provided by financing activities of $891,360 during the year ended December 31, 2018 was primarily from sales of common stock for cash of $912,400.

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

As of December 31, 2018, total liabilities increased to $180,389 from $6,169 as of December 31, 2017, due to increases in trade accounts payable, deferred revenue and unsecured notes payable at the end of the year.

Critical Accounting Policies

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

A “critical accounting policy” is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective, or complex judgments, and often requires management to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

Revenue Recognition - The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•-	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the year ended December 31, 2018, there were a trivial amount of refunds processed for returned product.

Inventory - Inventory is manufactured at third party facilities. Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

Website Development Cost - The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. For the year ending December 31, 2018, the Company capitalized $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years.

Stock-Based Compensation - The Company measures the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting tranche of an award. Stock-based compensation is based on unvested outstanding awards. The Company has elected to recognize forfeitures when realized.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Going Concern

Our auditor has issued a "going concern" qualification as part of their opinion for the fiscal year ended December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Articles state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at three, and we currently have two directors but are evaluating candidates to fill the current vacancy.

The following table contains information as of December 31, 2018, as to each Director and Executive Officer of the Company:

Name	Age	Title
Steve Raack 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169	47	Director, President, and Chief Executive Officer

Thomas Raack 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169	48	Director, Secretary, Chief Financial Officer & Treasurer

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our Board of Directors.

Steven P. Raack, 47, has over 24 years of strategy, operations, technology, product development and business management experience.  He’s worked for industry leading companies, from global corporations to start-ups, including NASA, Andersen Consulting, Electronic Data Systems, Sony Pictures Entertainment, Herbalife International, Arbonne International, Beautycounter and newkleus.

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

After 3½ years with Beautycounter, in 2016, Mr. Raack left to become the Chief Executive Officer of newkleus – a patent-pending customer engagement platform. The newkleus technology platform was strategically designed to maximize social media activities for sports teams, musicians, radio stations, consumer brands and social selling companies. Mr. Raack is currently the Chief Executive Officer of newkleus. Mr. Raack commenced his business relationship with the Company in 2017, serving as the CEO, President and as a Director, and currently holds such positions. There is no arrangement or understanding between him and any other person(s) (including Thomas Raack) pursuant to which he was or is to be selected as a director or nominee.

In addition to serving as a Director and officer of the Company, Mr. Raack, as time permits, also currently assists several start-up and growth companies as an Executive Advisor. Mr. Raack earned a B.S. in Electrical Engineering from the University of Southern California and an MBA from Pepperdine University.

Thomas Raack, 48, has over 20 years of financial, executive and strategic management experience with a diverse group of private and publicly-held companies specializing in the development of technology, medical product distribution, biotechnology, and e-commerce. Mr. Raack has a broad base of business consulting experience and has assisted in structuring and completing, acquisitions, debt and equity financing, reorganizations, as well as designing and implementing business development and financial communications programs.

From 1998 to 2002, Mr. Raack was a managing partner at Alliance Capital Resources, with offices in Newport Beach, CA. While at Alliance, Mr. Raack consulted for publicly-traded companies handling domestic mergers and acquisitions, venture capital transactions, public offerings and other financings, joint ventures, strategic alliances and distribution agreements. His experience at Alliance also included managing financial communications for a NASDAQ-listed medical products distribution company.

From 2002 to 2017, Mr. Raack was an independent consultant with a focus on assisting private companies with business development and operational systems.   Mr. Raack commenced his business relationship with the Company in 2017, serving as the CEO, President and as a Director, then as Secretary, Treasurer, Chief Financial Officer and as a Director, and currently holds such positions.

There is no arrangement or understanding between him and any other person(s) (including Steven Raack) pursuant to which he was or is to be selected as a director or nominee.

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

In general, officers and directors of a corporation are required to present business opportunities to the Company if: we have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. In such event, the criteria for determining whether the Company should be offered an opportunity are as follows:

*	the Company could financially undertake the opportunity;
*	the opportunity is within the Company’s line of business; and
*	it would be unfair to the Company and its stockholders not to bring the opportunity to the attention of the Company.

Family Relationships.

The following family relationships exist among our officers, directors, or persons nominated for such positions: Steven Raack is the brother of Thomas A. Raack.

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

Director Nominations

As of December 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Advisory Board

The Company has established an Advisory Board to provide the Company’s Board of Directors with provide fresh perspectives on (a) strategy, economic trends, or specific geographic markets and regulatory regimes, and (b) vision, innovation, risk management, and profitability. Although they are intended to provide management with advice, they do not possess the authority to vote on corporate matters. Advisor compensation will be determined by the Directors on a case-by-case basis, depending on a variety of factors, and may consist of cash, equity in the Company, or a blend thereof.

Our Advisory Board currently consisting of the following Advisors:

Dave Wentz

Dave helped found publicly traded USANA Health Sciences, Inc. in 1992, and was instrumental in leading it to $1 billion in sales while serving over 1/2 million families. At USANA, Dave played many roles, including: VP of Strategic Development, Executive Vice President, President and CEO. USANA Health Sciences, Inc. develops and manufactures nutritional, personal care and weight-management products. In January 2009, Dave was named by Forbes.com as one of "America's Powerful CEOs 40 and Under". His focus on providing an exceptional workplace for employees worldwide led to Outside magazine naming USANA to its "Best Places to Work" list seven times.

Oran Arazi-Gamliel

With over 20 years in general management and C-suite positions in the global wellness and direct selling arenas, Arazi-Gamliel has operated in the North America, Australia, Japan, UK, Russia and Israel markets. During his tenure Arazi-Gamliel was responsible for building from scratch, as well as restructuring, numerous direct selling operations. In his latest executive position, Arazi-Gamliel served as Chief Global Officer and Head of M&A of Rodan + Fields, a prestige dermatology-inspired skincare brand that grew to over $1.5B in 2017 and became the number 1 skin-care brand in North America. In this position, Arazi-Gamliel was instrumental in creating key field behavioural programs and the global market entry strategies.

Stacy Brovitz

Stacy started his career at JP Morgan Chase where he was one of the leaders in the development of the bank's asset securitization business in the late 1980's. Stacy served as Chief Operating Officer for Dormont Manufacturing Company, the leading manufacturer of stainless steel gas appliance connectors, for 16 years where he successfully managed the company through a period of rapid growth and eventual sale to a strategic buyer. He then served as SVP Global Operations for Herbalife Nutrition where he led the development of the company's manufacturing and supply chain strategic plan. Stacy then served as CEO of Bacharach, Inc., a manufacturer of gas leak detection instruments, where he managed the successful turnaround of the company. Most recently, Stacy has been an investor in and advisor to several startups, an active trader in the capital markets and serves on the boards of several charities.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steve Raack President, CEO and Director (1)	2018	90,000	0	0	0	0	0	0	90,000
Thomas Raack Director, Secretary, Treasurer and Chief Financial Officer (1)	2018	115,000	0	0	0	0	0	0	115,000

(1)	Steve Raack and Thomas Raack each own 7,500,000 shares of the Company’s restricted Common Stock.

The following table provides information concerning equity awards as of our fiscal year end, December 31, 2018, held by each of our named executive officers.

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

Warrants

As of the date of this report we had not stock warrants to our named executive officers or directors. The Company issued 1,500,000 warrants in January 2019 to a third party for services rendered pursuant to an agreement signed during the year ended December 31, 2018.

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

Name & Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
NONE
	–	–	–	–	–	–	–	–

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2018 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2018, we did not provide compensation to any of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)

Steve Raack	7,500,000	25.3%

Thomas Raack	7,500,000	25.3%

Larry McNabb (3)	7,500,000	25.3%

____________________

(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)	Based on 29,638,900 shares of common stock issued and outstanding.
(3)	Larry McNabb is the beneficial owner of these shares, held in the name of B.L.U.E. Stone, Ltd.

Changes in Control

As of December 31, 2018, there are no existing arrangements that may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2018, the Company issued 200,000 shares of common stock valued at $200,000 to acquire a license from VOTOCAST, INC. as discussed in Note 8. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

During the year ended December 31, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

During the year ended December 31, 2017, $2,754 of services were paid for and contributed to the Company by the current officers.

The Company makes borrowings from its related parties from time to time for working capital purposes.

During the year ended December 31, 2017, the Company incurred operating expenses in the amount of $102,865, $92,851 of which was directly paid by Mr. Kok Chee LEE, the Chief Executive Officer of the Company at the time. On October 25, 2017 Mr. Kok Chee Lee forgave amounts owed to him which were recorded as a contribution to capital. As of December 31, 2018 and 2017, the Company owed $0 to Mr. Kok Chee LEE, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On February 8, 2016, we engaged MaloneBailey, LLP ("MB") as our new independent registered public accounting firm. The appointment of MB was approved by our Board of Directors. During the fiscal year ended December 31, 2018, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by MB of the financial statements for the year ended December 31, 2018 are $36,000. The audit fees were $17,000 for the audit for the year ended December 31, 2017.

Tax Fees

During the year ended December 31, 2018, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2018, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2018 and 2017.

Statements of Operations for the fiscal years ending December 31, 2018 and 2017

Statements of Stockholders' Equity (Deficit) for the fiscal years ending December 31, 2018 and 2017-

Statements of Cash Flows for the fiscal years ending December 31, 2018 and 2017

Notes to the Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)
3.1.1	Amendment to Articles of Incorporation (2)
3.2	By-Laws (1)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
101	XBRL Interactive Data Files*

_______________

* Filed herewith.

(1)       Incorporated herein by reference from the Company's Form S-1 filed with the Securities and Exchange Commission on March 5, 2015.

(2)       Incorporated herein by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on February 14, 2018.

(3)       Incorporated herein by reference from the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2017

VITALIBIS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitalibis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vitalibis, Inc. (collectively, the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

March 28, 2019

VITALIBIS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$171,979	$–
Prepaid expenses	60,608	–
Inventory	188,717	–

Total current assets	421,304	–

Long term assets
Website development, net	149,103	–

Total assets	$570,407	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$63,841	$6,169
Deferred revenue	105,159	–
Unsecured notes payable	11,389	–
Total current liabilities	180,389	6,169

Total liabilities	180,389	6,169

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 29,638,900 shares issued and outstanding and 27,010,000 shares issued outstanding as of December 31, 2018 and 2017, respectively	29,639	27,010
Additional paid-in capital	2,913,903	291,725
Accumulated deficit	(2,553,524)	(324,904)
Total stockholders’ equity (deficit)	390,018	(6,169)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$570,407	$–

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Years Ended
	December 31,
	2018	2017
Revenue	$51,331	$–
Cost of Goods Sold	(23,001)	–

Gross Profit	28,330	–

Operating expenses:
Selling, general and administrative expenses	2,095,787	32,328
Professional fees	160,463	70,537

Loss from operations	(2,227,920)	(102,865)

Interest expense	(700)	–
Other expenses, net	–	(39)

Loss before provision for income taxes	(2,228,620)	(102,904)
Provision for income taxes	–	–

Net loss	$(2,228,620)	$(102,904)

Net loss per common share – basic and diluted	$(0.08)	$(0.00)

Weighted average common shares outstanding – basic and diluted	28,643,855	24,398,370

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2016	22,635,000	$22,635	$199,365	$(222,000)	$–

Shares returned and cancelled from prior management	(18,125,000)	(18,125)	18,125	–	–
Debt balance forfeited by prior management	–	–	93,981	–	93,981
Shares issued to new officers related to change of control	22,500,000	22,500	(22,500)	–	–
Contributed services	–	–	2,754	–	2,754
Net loss	–	–	–	(102,904)	(102,904)
Balance at December 31, 2017	27,010,000	27,010	291,725	(324,904)	(6,169)

Shares issued for cash	912,400	912	911,488	–	912,400
Shares issued for services	1,516,500	1,517	1,710,690	–	1,712,207
Deemed distribution	200,000	200	(200)	–	–
Contribution from shareholders	–	–	200	–	200
Net loss	–	–	–	(2,228,620)	(2,228,620)
Balance at December 31, 2018	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

The accompanying notes are an integral part of the financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Years Ended
	December 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(2,228,620)	$(102,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	27,074	–
Contributed services	–	2,754
Stock based compensation	1,712,207	–
Changes in operating assets and liabilities:
Prepaid expenses	(27,979)	–
Inventory	(188,717)	–
Deferred revenue	105,159	–
Accounts payable and accrued liabilities	57,672	6,169
Accounts payable - related parties	–	92,851
Net cash used in operating activities	(543,204)	(1,130)

Cash flow from investing activities:
Purchase of assets	(176,177)	–
Net cash used by investing activities	(176,177)	–

Cash flow from financing activities:
Contribution of cash by officer	200	–
Repayments on notes payable	(21,240)	–
Proceeds from equity issuance	912,400	–
Net cash provided by financing activities	891,360	–

NET CHANGE IN CASH	171,979	(1,130)
CASH AT BEGINNING OF PERIOD	–	1,130
CASH AT END OF PERIOD	$171,979	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$700	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued to officer for VOTOCAST license	$200	$–
Notes payable issued for prepaid expenses	$32,629	$–
Debt balance forfeited by prior management	$–	$93,981

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and generated negative cash flows from operations since inception. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

As of December 31, 2018 and 2017, inventory consists of the following components:

	December 31, 2018	December 31, 2017
Raw materials and supplies	$1,836	$–
Finished products	186,881	–

Total inventory	$188,717	$–

The Company recognized a prepaid expense of $30,431 related to purchases of inventory that had not yet transferred into the control of the Company as of December 31, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

All of the Company’s revenue is currently generated from the sales of similar products. As such no further disaggregation of revenue information is provided.

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the year ended December 31, 2018, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2018 and 2017, the Company had deferred revenue of $105,159 and $0, respectively, related to unsatisfied performance obligations. These performance obligations were satisfied during the first quarter of 2019.

Cost of Sales

Cost of sales includes all of the costs to purchase and assemble the Company’s products. Products are manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Additionally, shipping costs are included in Cost of Sales in the Statements of Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are stock-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $66,563 and $0 in the years ended December 31, 2018 and 2017, respectively. Research and development costs are expensed as incurred and totaled $1,698 and $0 for the years ended December 31, 2018 and 2017, respectively.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. For the year ending December 31, 2018, the Company capitalized $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the year ended December 31, 2018 was $27,074. There were no such costs related to the software during the year ended December 31, 2017.

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

Level 2: Observable prices that are based on inputs not quoted on active markets, but are corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Stock-based Compensation

The Company measures the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting tranche of an award. Stock-based compensation is based on unvested outstanding awards. The Company has elected to recognize forfeitures when realized.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019, with no material impact to the Company’s consolidated financial statements, due to its current rental agreements having a month to month term and therefore are treated as short-term leases under ASC 842.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement. Furthermore, in November 2016, the FASB issued additional guidance on this Topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – UNSECURED NOTE PAYABLE

During the year ended December 31, 2018, the Company entered into two insurance financing arrangements. The first agreement was for a value of $6,676, bearing an interest rate of 12.6%. The Company made a down payment of $1,988 and makes monthly payments of $549 through March 2019. The second agreement was for a value of $25,954, bearing an interest rate of 7.75%. The Company made a down payment of $6,676 and makes monthly payments of $1,997 through May 2019. These agreements resulted in prepaid expenses being recognized totaling $32,629.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Our principal office is part of a group of executive suites. We pay $130 per month for our offices, on a month-to-month basis. In July 2018, the Company also began renting a shared office space for $175 per month on a month to month basis.

In April 2018, the Company entered into an agreement with a third party for a subscription to its e-commerce platform. The Company paid $3,000 for implementation and pays $2,000 per month, with an initial term of one year. After the initial term, the monthly fee may increase depending on the Company’s level of sales through the platform.

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

The 22,500,000 shares were the sole consideration paid by the Company for the purchase of assets from the three (3) individual owners, on the basis of 7,500,000 shares each. Prior to issuance, Mr. Larry McNabb assigned all his rights, titles and interest in and to his 7,500,000 shares to B.L.U.E. Stone Ltd. The remaining 15,000,000 shares were issued equally to Steve Raack and Thomas Raack who serve as officers and directors of the Company. At this point, the 22,500,000 shares represented control of 83.3% of the total issued and outstanding shares of the Company and constituted control of the Company.

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

In March 2018, the Company issued 200,000 shares of common stock valued at $200,000 to acquire a license from VOTOCAST, INC. as discussed in Note 8. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

During the year ended December 31, 2018, the Company sold 912,400 shares of its restricted common stock at a price of $1.00 per share, for total net proceeds of $912,400.

During the year ended December 31, 2018, the Company issued a total of 1,366,500 shares of common stock to consultants, and recorded $1,463,207 of compensation cost. In addition, the Company committed to issue an additional 532,500 of shares that will vest at various dates through June 2019. Certain of these shares vest upon completion of certain milestones, including sales targets. For those shares that are based on performance targets, no expense was recognized as of December 31, 2018, as the targets being met is not considered probable. Unrecognized compensation cost related to the share issuances (assuming all shares will vest) was $644,199 as of December 31, 2018.

On December 31, 2018, the Company entered into a business alliance agreement with Bruce Lee Beverage, LLC. (“BLB”). Under the terms of the agreement, the parties will develop a new product utilizing the intellectual property of BLB, with an initial term of five years and automatic five-year renewals thereafter unless terminated by either party with 120 days’ prior written notice. The Company issued 150,000 shares of common stock to BLB on December 31, 2018, and an additional 350,000 shares in January 2019. The Company recognized expense of $249,000 for the shares issued in December 2018.

The Company also issued 1,500,000 warrants in January 2019, with an exercise price of $1.01 per share, with 500,000 vesting upon issuance. BLB can receive up to an additional 1,000,000 shares of common stock, and vest in the remaining 1,000,000 warrants as follows:

•	500,000 shares of common stock and 500,000 warrants will vest upon approval of co branded product formula, packaging and marketing strategy; execution of licensing agreement between the two parties; and commencement of a mutually agreed upon marketing campaign.
•	250,000 shares of common stock and 250,000 warrants will vest upon sale of 10,000 units of the new product.
•	250,000 shares of common stock and 250,000 warrants will vest upon sale of 30,000 units of the new product.

Under this agreement, the Company expects to recognize expense of $2,241,000 related to the 1,350,000 shares which have not yet been issued as of December 31, 2018.

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

	Year ended December 31,	Year ended December 31,
	2018	2017
Numerator:

Net loss	$(2,228,620)	$(102,904)

Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	28,643,855	24,398,370

Basic and diluted net loss per common share attributed to stockholders	$(0.08)	$(0.00)

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

	Year ended December 31,	Year ended December 31,
	2018	2017

Net operating loss carry forward	$(2,228,000)	$(264,000)
Non-deductible expenses	1,712,000	256,000
Net operation loss carry forward	(516,000)	(8,000)

	As of December 31, 2018	As of December 31, 2017
Deferred tax asset before valuation allowance	110,000	1,500
Valuation allowance	(110,000)	(1,500)
Net deferred tax asset	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $524,000 will begin to expire in the year 2038.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2018 and 2017. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2018 and 2017, which were fully offset by a valuation allowance.

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

During the year ended December 31, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

During the year ended December 31, 2017, $2,754 of services were paid for and contributed to the Company by the current officers.

The Company makes borrowings from its related parties from time to time for working capital purposes. As of December 31, 2016, the Company owed $1,130 to Ms. Siew Heok ONG, the former Chief Financial Officer at the time. The amount was due on demand without any interest, but was forgiven on October 25, 2017 and was recorded as a contribution to capital.

During the year ended December 31, 2017 $92,851 of expenses were paid directly by Mr. Kok Chee LEE, the Chief Executive Officer of the Company at the time. On October 25, 2017 Mr. Kok Chee Lee forgave amounts owed to him which were recorded as a contribution to capital. As of December 31, 2018 and 2017, the Company owed $0 to Mr. Kok Chee LEE.

NOTE 9 – SUBSEQUENT EVENTS

On January 10, 2019, the Company entered into a convertible promissory note, with a principal amount of $126,000. The Company received net cash proceeds of $102,000 after an original issue discount of $21,000 and fees of $3,000. The convertible note bears interest at 8% and matures on January 10, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 85% of the lowest trading price during the 15 trading days prior to the conversion date.

On February 7, 2019, the Company entered into a convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 8% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date.

In January 2019, the Company entered into three agreements with contractors for services. The contractors may earn up to 377,500 shares depending on the completion of certain milestones and sales targets, through August 2019. Two contractors will also each receive $5,000 per month of cash compensation for a term of one year. The Company issued 2,500 shares related to one of these agreements in January 2019.

In February 2019, the Company entered into an agreement for advisory services, and issued 40,000 shares of common stock related to this agreement that vest equally over 12 months.

In February 2019, the Company entered into an agreement for marketing services, and issued 10,000 shares of common stock as compensation under the agreement.

In March 2019, the Company entered into an agreement for consulting services, and issued 125,000 shares of common stock under the agreement.

The Company issued a total of 330,000 shares of common stock for quarterly issuances related to advisory agreements entered into during the year ended December 31, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALIBIS, INC.

Date: March 28, 2019	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer