Form 10-Q
period 2019-03-31
Vitalibis, Inc.
filed 2019-05-10
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2019
Common Stock, $.001 par value	30,781,400

2

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

VITALIBIS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2019 AND DECEMBER 31, 2018

VITALIBIS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$60,679	$171,979
Accounts receivable, net	90	–
Prepaid expenses	59,374	60,608
Inventory	154,117	188,717

Total current assets	274,260	421,304

Long term assets
Website development, net	134,422	149,103

Total assets	$408,682	$570,407

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$44,147	$63,841
Deferred revenue	–	105,159
Unsecured notes payable	3,937	11,389
Convertible notes payable, net	187,688	–
Total current liabilities	235,772	180,389

Total liabilities	235,772	180,389

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 30,496,400 shares issued and outstanding and 29,638,900 shares issued outstanding as of March 31, 2019 and 2018, respectively	30,496	29,639
Additional paid-in capital	5,144,437	2,913,903
Accumulated deficit	(5,002,023)	(2,553,524)
Total stockholders’ equity	172,910	390,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$408,682	$570,407

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$139,585	$–
Cost of Goods Sold	(88,497)	–

Gross Profit	51,088	–

Operating expenses:
Selling, general and administrative expenses	2,448,406	726,968
Professional fees	47,841	18,909

Loss from operations	(2,445,159)	(745,877)

Interest expense	(3,340)	–

Loss before provision for income taxes	(2,448,499)	(745,877)
Provision for income taxes	–	–

Net loss	$(2,448,499)	$(745,877)

Net loss per common share – basic and diluted	$(0.08)	$(0.03)

Weighted average common shares outstanding – basic and diluted	30,165,622	27,314,589

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

Shares and warrants issued for services	857,500	857	2,230,534	–	2,231,391
Net loss	–	–	–	(2,448,499)	(2,448,499)
Balance at March 31, 2019	30,496,400	$30,496	$5,144,437	$(5,002,023)	$172,910

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	27,010,000	$27,010	$291,725	$(324,904)	$(6,169)

Shares issued for cash	301,000	301	300,699	–	301,000
Shares issued for services	600,000	600	712,394	–	712,994
Deemed distribution	200,000	200	(200)	–	–
Contribution from shareholders	–	–	200	–	200
Net loss	–	–	–	(745,877)	(745,877)
Balance at March 31, 2018	28,111,000	$28,111	$1,304,818	$(1,070,781)	$262,148

The accompanying notes are an integral part of the unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(2,448,499)	$(745,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	14,681	–
Amortization of debt discount	5,688	–
Stock based compensation	2,231,391	712,994
Changes in operating assets and liabilities:
Accounts receivable	(90)	–
Prepaid expenses	1,234	–
Inventory	34,600	–
Deferred revenue	(105,159)	–
Accounts payable and accrued liabilities	(19,694)	15,296
Net cash used in operating activities	(285,848)	(17,587)

Cash flow from investing activities:
Purchase of assets	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Contribution of cash by officer	–	200
Proceeds from convertible debt issuance	188,000	–
Payment of deferred financing costs	(6,000)	–
Repayments on unsecured notes payable	(7,452)	–
Proceeds from equity issuance	–	301,000
Net cash provided by financing activities	174,548	301,200

NET CHANGE IN CASH	(111,300)	283,613
CASH AT BEGINNING OF PERIOD	171,979	–
CASH AT END OF PERIOD	$60,679	$283,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$184	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued to officer for VOTOCAST license	$–	$200
Discount on convertible notes payable	$21,000	$–

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND GOING CONCERN

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2018 have been omitted.

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

As of March 31, 2019 and December 31, 2018, inventory consists of the following components:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$9,108	$1,836
Finished products	145,009	186,881

Total inventory	$154,117	$188,717

The Company recognized a prepaid expense of $21,917 and $30,431 related to purchases of inventory that had not yet transferred into the control of the Company as of March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019, approximately $105,159, or 75%, of the Company’s sales were to a single customer.

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the three months ended March 31, 2019, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $0 and $105,159, respectively, related to unsatisfied performance obligations.

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

Advertising and promotional costs are expensed as incurred and totaled $3,848 and $8,000 in the three months ended March 31, 2019 and 2018, respectively. Research and development costs are expensed as incurred. There were no research and development costs during the three months ended March 31, 2019 and 2018.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. During the year ending December 31, 2018, the Company capitalized $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the three months ended March 31, 2019 was $14,681. There were no such costs related to the software during the three months ended March 31, 2018.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019 using the modified retrospective method, and adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs.. The Company made an accounting policy election to treat leases with a minimum term of 12 months or less as short-term leases. The adoption of ASC 842 had no impact to the Company’s consolidated financial statements, due to the Company’s current rental agreements for office space having minimum terms of less than 12 months. The Company currently has no right of use assets or liabilities recognized on its balance sheet related to lease agreements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – UNSECURED NOTE PAYABLE

During the year ended December 31, 2018, the Company entered into two insurance financing arrangements. The first agreement was for a value of $6,676, bearing an interest rate of 12.6%. The Company made a down payment of $1,988 and makes monthly payments of $549 through March 2019. There was no outstanding balance for this agreement as of March 31, 2019. The second agreement was for a value of $25,954, bearing an interest rate of 7.75%. The Company made a down payment of $6,676 and makes monthly payments of $1,997 through May 2019. The Company has a balance of $3,937 for this agreement as of March 31, 2019.

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

The Company has entered into three independent contractor agreements whereby the Company will pay each contractor $5,000 per month for a period of one year. These contractors may also receive shares of common stock depending on certain performance targets as discussed in Note 6.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $126,000. The Company received net cash proceeds of $102,000 after an original issue discount of $21,000 and fees of $3,000. The convertible note bears interest at 8% and matures on January 10, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 85% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $18,739 as of March 31, 2019 related to this convertible note.

On February 7, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 8% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,573 as of March 31, 2019 related to this convertible note.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

In March 2018, the Company issued 200,000 shares of common stock valued at $200,000 to acquire a license from VOTOCAST, INC. as discussed in Note 8. It was determined to be a transaction with an entity under common control and the share issuance was determined to be a deemed distribution to the related party for the value of the shares in excess of the historical carry over basis of the asset.

During the year ended December 31, 2018, the Company issued a total of 1,366,500 shares of common stock to consultants and recorded $1,463,207 of compensation cost. In addition, the Company committed to issue an additional 532,500 of shares that will vest at various dates through June 2019. The Company issued 300,000 of these shares during in February 2019, and there are 112,500 shares remaining that vest upon completion of certain milestones, including sales targets. For those shares that are based on performance targets, no expense was recognized as of December 31, 2018, as the targets being met is not considered probable. Stock-based compensation related to these awards during the three months ended March 31, 2019 was $39,922, and the Company may recognize an additional $528,675 of compensation cost under these agreements.

In January 2019, the Company entered into three agreements with contractors for services. The contractors may earn up to 377,500 shares depending on the completion of certain milestones and sales targets, through August 2019. Two contractors will also each receive $5,000 per month of cash compensation for a term of one year. The Company issued 2,500 shares related to one of these agreements in January 2019. The Company recognized expense of $3,000 related to the shares issued during the quarter, and expects to recognize an additional $506,350 of expense assuming all shares vest.

In February 2019, the Company entered into an agreement for advisory services, and issued 40,000 shares of common stock related to this agreement that vest equally over 12 months. The Company recognized expense of $14,133 related to the shares issued during the quarter, and expects to recognize an additional $70,667 of expense assuming all shares vest.

In February 2019, the Company entered into an agreement for marketing services, and issued 10,000 shares of common stock as compensation under the agreement, with $21,200 of expense recognized upon issuance.

In February 2019, the Company issued 30,000 shares of common stock related to advisory agreements entered into during the year ended December 31, 2018. The Company recognized expense of $37,600 during the three months ended March 31, 2019, and will recognize an additional $34,400 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement for consulting services, and issued 125,000 shares of common stock under the agreement for services to be provided over a one-year period. The Company recognized expense of $17,396 during the three months ended March 31, 2019, and will recognize an additional $191,354 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement with a contractor for services. This contractor may earn a total of 1,000,000 shares of common stock and 2,000,000 warrants to purchase common stock. The warrants have an exercise price of $1.50 per share, and an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. Of the total awards, 250,000 shares and 334,000 warrants were earned upon execution of the agreement, with the 250,000 shares being issued in April 2019. The Company recognized $362,500 and $234,169 related to the initial shares and warrants vesting. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 2.22%, dividend yield of 0%, and volatility of 62.7%. The remaining shares and warrants vest upon completion of certain performance-related milestones. As of March 31, 2019, the Company expects to recognize additional compensation cost of $1,087,500 related to the shares and $1,168,041 related to the warrants, assuming all instruments vest.

On December 31, 2018, the Company entered into a business alliance agreement with Bruce Lee Beverage, LLC. (“BLB”). Under the terms of the agreement, the parties will develop a new product utilizing the intellectual property of BLB, with an initial term of five years and automatic five-year renewals thereafter, unless terminated by either party with 120 days’ prior written notice. The Company issued 150,000 shares of common stock to BLB on December 31, 2018, and an additional 350,000 shares in January 2019. The Company recognized expense of $581,000 for the shares issued in January 2019.

The Company also issued 1,500,000 warrants in January 2019, with an exercise price of $1.01 per share, with 500,000 vesting upon issuance. BLB can receive up to an additional 1,000,000 shares of common stock, and vest in the remaining 1,000,000 warrants as follows:

•	500,000 shares of common stock and 500,000 warrants will vest upon approval of co-branded product formula (“New Product”), packaging and marketing strategy; execution of licensing agreement between the two parties; and commencement of a mutually agreed upon marketing campaign.

•	250,000 shares of common stock and 250,000 warrants will vest upon sale of 10,000 units of the New Product.

•	250,000 shares of common stock and 250,000 warrants will vest upon sale of 30,000 units of the New Product.

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 2 years, risk-free interest rate of 2.55%, dividend yield of 0%, and volatility of 60.1%. The company recognized $175,055 related to the warrants that vested in January 2019.

Additionally, management believes that the first milestone will be met during the second quarter of 2019, and during the three months ended March 31, 2019 recognized $615,583 and $129,833 of stock-based compensation expense for the shares and warrants, respectively, that are expected to vest upon completion of that milestone.

Under this agreement, the Company expects to recognize additional expense of $1,264,694 related to the 1,000,000 shares and 1,000,000 warrants which have not yet been issued or vested as of March 31, 2019, assuming all shares and warrants vest.

The following table summarizes all warrant activity for the three months ended March 31, 2019:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2018	–	–	–
Granted	3,500,000	1.29	3.1
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2019	3,500,000	1.29	3.1
Exercisable at March 31, 2019	834,000	1.29	2.7

As of March 31, 2019, the outstanding and exercisable warrants had an intrinsic value of $660,000 and $220,000, respectively.

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net earnings (loss) per common share excludes any impact from the 3,500,000 warrants outstanding (including 834,000 that are exercisable as of March 31, 2019) as their impact would be antidilutive.

	Three Months Ended March 31,
	2019	2018
Numerator:

Net loss	$(2,448,499)	$(745,877)

Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	30,165,622	27,314,589

Basic and diluted net loss per common share attributed to stockholders	$(0.08)	$(0.03)

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

NOTE 9 – SUBSEQUENT EVENTS

On March 29, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. The convertible note bears interest at 8% and matures on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender.

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

We expect to realize revenue to fund our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our product development efforts, we will need to raise additional capita,l either through the issuance of equity and/or the issuance of debt. In the event we are unable to raise sufficient additional capital to fund our product development efforts, we may need to curtail or delay such activity.

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

From the Company’s inception to date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

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

On March 29, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. The convertible note bears interest at 8% and matures on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue and Gross Profit

In the second half of fiscal year 2018, the Company began selling its products.

During the three months ended March 31, 2019, the Company generated $139,585 in revenue and $51,088 in gross profit. There were no sales during the three months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $2,448,406 and $726,968, respectively for the three months ended March 31, 2019 and 2018, an increase of $1,721,438. The increase was primarily due to higher stock-based compensation associated with the Bruce Lee agreement and other contractors receiving stock in exchange for services provided, services rendered by our executive officers and expenses related to our independent contractors.

Professional fees

Professional fees amounted to $47,841 and $18,909, respectively for the three months ended March 31, 2019 and 2018. The increase of $28,932 was due to increased legal, accounting and audit fees associated with the increased operations of the Company.

Interest expense

Interest expense was $3,340 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. The interest expense primarily relates to the Company’s recently issued convertible notes.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Net cash used in operating activities	$(285,848)	$(17,587)
Net cash provided by financing activities	$174,548	$301,200

Operating Activities

The cash used in operating activities of $285,848 for the three months ended March 31, 2019, was primarily due to increased selling, general and administrative costs as the Company increased its operations during the current period. These outflows were partially offset by the cash inflows from sales activity during the current period.

Financing Activities

The cash provided by financing activities of $174,548 during the three months ended March 31, 2019, was primarily from two convertible debt issuances, which provided proceeds of $188,000, offset by payments of debt issuance costs of $6,000 and payments on unsecured notes payable of $7,452. During the three months ended March 31, 2018, the Company received $301,000 of cash proceeds from the sale of common stock.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will increase over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower for this year than in 2017 because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2019, total liabilities increased to $235,772 from $180,389 as of December 31, 2018, mainly due to the convertible debt issue by the Company during the current period, partially offset by the reduction in deferred revenue from December 31, 2018.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2018, and our unaudited financial statements for the quarter ended March 31, 2019, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019 using the modified retrospective method, and adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs.. The Company made an accounting policy election to treat leases with a minimum term of 12 months or less as short-term leases. The adoption of ASC 842 had no impact to the Company’s consolidated financial statements, due to the Company’s current rental agreements for office space having minimum terms of less than 12 months. The Company currently has no right of use assets or liabilities recognized on its balance sheet related to lease agreements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties

•	Lack of audit committee and independent directors

•	Lack of well-established procedures to authorize and approve related party transactions

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.

32.1	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALIBIS, INC.

Date: May 10, 2019	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

