Form 10-Q
period 2019-06-30
Vitalibis, Inc.
filed 2019-08-09
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, $.001 par value	31,423,900

i

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

VITALIBIS, INC.

FINANCIAL STATEMENTS

JUNE 30, 2019

VITALIBIS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$12,010	$171,979
Prepaid expenses	12,074	60,608
Inventory	293,183	188,717

Total current assets	317,267	421,304

Long term assets
Website development, net	119,741	149,103

Total assets	$437,008	$570,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$101,066	$63,841
Deferred revenue	–	105,159
Unsecured notes payable	–	11,389
Derivative Liability	264,961	–
Convertible notes payable, net	418,153	–
Total current liabilities	784,180	180,389

Total liabilities	784,180	180,389

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 31,423,900 shares issued and 29,638,900 shares issued outstanding as of June 30, 2019 and December 31, 2018, respectively	31,423	29,639
Additional paid-in capital	5,675,619	2,913,903
Accumulated deficit	(6,054,214)	(2,553,524)
Total stockholders’ equity (deficit)	(347,172)	390,018

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$437,008	$570,407

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$40,204	$6,396	$179,789	$6,396
Cost of Goods Sold	(18,284)	(1,628)	$(106,781)	(1,628)

Gross Profit	21,920	4,768	73,008	4,768

Operating expenses:
Selling, general and administrative expenses	756,416	410,003	3,204,822	948,807
Professional fees	81,700	41,439	129,541	60,348

Loss from operations	(816,196)	(446,674)	(3,261,355)	(1,004,387)

Derivative loss	(116,208)	–	(116,208)	–
Other expenses, net	(119,787)	–	(123,127)	–

Loss before provision for income taxes	(1,052,191)	(446,674)	(3,500,690)	(1,004,387)
Provision for income taxes	–	–	–	–

Net loss	$(1,052,191)	$(446,674)	$(3,500,690)	$(1,004,387)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.04)

Weighted average common shares outstanding – basic and diluted	30,889,916	28,326,659	30,541,704	27,823,420

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

Shares and warrants issued for services	857,500	857	2,230,534	–	2,231,391
Net loss	–	–	–	(2,448,499)	(2,448,499)
Balance at March 31, 2019	30,496,400	$30,496	$5,144,437	$(5,002,023)	$172,910
Shares and warrants issued for services	927,500	927	531,182	–	532,109
Net loss	–	–	–	(1,052,191)	(1,052,191)
Balance at June 30, 2019	31,423,900	$31,423	$5,675,619	$(6,054,214)	$(347,172)

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	27,010,000	$27,010	$291,725	$(324,904)	$(6,169)

Shares issued for cash	301,000	301	300,699	–	301,000
Shares issued for services	600,000	600	524,230	–	524,830
Deemed distribution	200,000	200	(200)	–	–
Contribution from shareholders	–	–	200	–	200
Net loss	–	–	–	(557,713)	(557,713)
Balance at March 31, 2018	28,111,000	$28,111	$1,116,654	$(882,617)	$262,148
Shares issued for cash	270,000	270	269,730		270,000
Shares issued for services	350,000	350	353,384		353,734
Shares issued for prepaid services	30,000	30	53,970	–	54,000
Net loss	–	–	–	(446,674)	(446,674)
Balance at June 30, 2018	28,761,000	$28,761	$1,793,738	$(1,329,291)	$493,208

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(3,500,690)	$(1,004,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	29,362	–
Amortization of debt discount	109,906	–
Derivative loss	116,208
Stock-based compensation	2,763,500	878,564
Changes in operating assets and liabilities:
Inventory	(104,466)	(73,399)
Prepaid expenses	48,534	(13,519)
Deferred revenue	(105,159)	10,500
Accounts payable and accrued liabilities	37,225	39,173
Net cash used in operating activities	(605,580)	(163,068)

Cash flow from investing activities:
Purchase of assets	–	(83,513)
Net cash used by investing activities	–	(83,513)

Cash flow from financing activities:
Contribution of cash by officer	–	200
Proceeds from convertible debt issuance	466,000	–
Payment of deferred financing costs	(9,000)	–
Repayments on unsecured notes payable	(11,389)	–
Proceeds from equity issuance	–	571,000
Net cash provided by financing activities	445,611	571,200

NET CHANGE IN CASH	(159,969)	324,619
CASH AT BEGINNING OF PERIOD	171,979	–
CASH AT END OF PERIOD	$12,010	$324,619

Supplemental disclosure of cash flow information:
Cash paid for interest	$240	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued for asset acquisition	$–	$200
Common stock issued for prepaid expenses	$–	$54,000
Website development cost paid by accounts payable	$–	$16,000
Notes payable issued for prepaid expenses	$–	$4,688
Discount on convertible notes payable	$148,753	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2018 have been omitted.

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

As of June 30, 2019 and December 31, 2018, inventory consists of the following components:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$25,200	$1,836
Finished products	267,983	186,881

Total inventory	$293,183	$188,717

The Company recognized a prepaid expense of $0 and $30,431 related to purchases of inventory that had not yet transferred into the control of the Company as of June 30, 2019 and December 31, 2018, respectively.

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

During the six months ended June 30, 2019, approximately $105,159, or 58%, of the Company’s sales were to a single customer.

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the six months ended June 30, 2019, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $0 and $105,159, respectively, related to unsatisfied performance obligations.

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

Advertising and promotional costs are expensed as incurred and totaled $30,674 and $34,522 in the three and six months ended June 30, 2019, respectively, and $8,183 and $16,183 during the three and six months ended June 30, 2018, respectively. Research and development costs are expensed as incurred. There were no research and development costs during the six months ended June 30, 2019 and 2018.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. During the year ended December 31, 2018, the Company capitalized $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the six months ended June 30, 2019 was $29,362. The Company had not placed the website and customer portal in service during the six months ended June 30, 2018 and did not recognized any amortization expense during that period.

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

NOTE 3 – UNSECURED NOTE PAYABLE

During the year ended December 31, 2018, the Company entered into two insurance financing arrangements. The first agreement was for a value of $6,676, bearing an interest rate of 12.6%. The Company made a down payment of $1,988 and makes monthly payments of $549 through March 2019. There was no outstanding balance for this agreement as of June 30, 2019. The second agreement was for a value of $25,954, bearing an interest rate of 7.75%. The Company made a down payment of $6,676 and makes monthly payments of $1,997 through May 2019. There was no outstanding balance for this agreement as of June 30, 2019.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Our principal office is part of a group of executive suites. We pay $130 per month for our offices, on a month-to-month basis. In July 2018, the Company also began renting a shared office space for $175 per month on a month to month basis.

In April 2018, the Company entered into an agreement with a third party for a subscription to its e-commerce platform. The Company paid $3,000 for implementation and pays $2,000 per month, with an initial term of one year. After the initial term, the monthly fee may increase depending on the Company’s level of sales through the platform

The Company has entered into three independent contractor agreements whereby the Company will pay each contractor $5,000 per month for a period of one year. These contractors may also receive shares of common stock depending on certain performance targets as discussed in Note 6.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 10, 2019, the Company entered into a convertible promissory note, with a principal amount of $126,000. The Company received net cash proceeds of $102,000 after an original issue discount of $21,000 and fees of $3,000. The convertible note bears interest at 8% and matures on January 10, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 85% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $12,757 as of June 30, 2019 related to this convertible note.

On February 7, 2019, the Company entered into a convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 8% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $1,825 as of June 30, 2019 related to this convertible note.

On March 29, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. The convertible note bears interest at 8% and matures on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender and recognized expense of $45,500.

The Company determined that the conversion feature should be accounted for as a derivative liability. The Company estimated the fair value of the derivative liability at issuance to be $148,753 using a Black Scholes model and the following assumptions: volatility of 58% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months, an exercise price of $1.20 based on the lowest trading price during the previous 30 days, and a risk-free rate of 2.45%. The initial value of the derivative liability was recorded as debt discount. The derivative liability is adjusted to fair value at each reporting period, with the Company recognizing a loss of $116,208 during the three months ended June 30, 2019. Unamortized discount related to this convertible note was $101,585 as of June 30, 2019.

On May 22, 2019, the Company entered into a convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on May 22, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,680 as of June 30, 2019 related to this convertible note.

The Company amortized to interest expense a total of $104,218 and $109,906 related to debt issuance costs and debt discount during the three and six months ended June 30, 2019, respectively.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of October 31, 2018:

Fair value measured at June 30, 2019
	Total carrying value at June 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$264,961	$–	$–	$264,961

There were no liabilities measured at fair value on a recurring basis as of December 31, 2018. There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2019.

The table below presents the change in the fair value of the derivative liability during the six months ending June 30, 2019:

Fair value as of December 31, 2018	$–
Fair value on the date of issuance recorded as a debt discount	148,753
Loss on change in fair value of derivatives	116,208
Fair value as of June 30, 2019	$264,961

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

During the year ended December 31, 2018, the Company issued a total of 1,366,500 shares of common stock to consultants and recorded $1,463,207 of compensation cost. In addition, the Company committed to issue an additional 532,500 of shares that will vest at various dates through June 2019. The Company issued 300,000 of these shares during in February 2019, and there are 22,500 shares remaining that vest upon completion of certain milestones, including sales targets. For those shares that are based on performance targets, no expense was recognized as of June 30, 2019, as the targets being met is not considered probable. Stock-based compensation expense related to these awards during the six months ended June 30, 2019 was $39,922, and the Company may recognize an additional $57,075 of compensation expense under these agreements.

In January 2019, the Company entered into three agreements with contractors for services. The contractors may earn up to 377,500 shares depending on the completion of certain milestones and sales targets, through August 2019. Two contractors will also each receive $5,000 per month of cash compensation for a term of one year. The Company issued 2,500 shares related to one of these agreements in January 2019. The Company recognized compensation expense of $3,000 related to the shares issued during the current year, and expects to recognize an additional $256,750 of compensation expense assuming all shares vest.

In June 2019, the Company entered into an additional agreement with a contractor, who received 2,500 shares upon execution and may earn an additional 120,000 shares depending on the completion of certain milestones and sales targets through May 2020. The Company recognized $1,625 of compensation expense during the six months ended June 30, 2019 and expects to recognize an additional $78,000 of expense assuming all shares vest.

In February 2019, the Company entered into an agreement for advisory services, and issued 40,000 shares of common stock related to this agreement that vest equally over 12 months. The Company recognized compensation expense of $35,333 related to the shares issued during the six months ended June 30, 2019,   and expects to recognize an additional $49,467 of expense assuming all shares vest.

In February 2019, the Company entered into an agreement for marketing services, and issued 10,000 shares of common stock as compensation expense under the agreement, with $21,200 of expense recognized upon issuance.

In February 2019, the Company issued 30,000 shares of common stock related to advisory agreements entered into during the year ended December 31, 2018 and issued an additional 30,000 shares in May 2019. The Company recognized compensation expense of $83,887 during the six months ended June 30, 2019 and will recognize an additional $12,968 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement for consulting services, and issued 125,000 shares of common stock under the agreement for services to be provided over a one-year period. The Company recognized compensation expense of $69,583 during the six months ended June 30, 2019, and will recognize an additional $139,167 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement with a contractor for services. This contractor may earn a total of 1,000,000 shares of common stock and 2,000,000 warrants to purchase common stock. The warrants have an exercise price of $1.50 per share, and an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. Of the total awards, 250,000 shares and 334,000 warrants were earned upon execution of the agreement, with the 250,000 shares being issued in April 2019. The Company recognized compensation expense of $362,500 and $234,169 related to the initial shares and warrants vesting during the three months ended March 31, 2019. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 2.22%, dividend yield of 0%, and volatility of 62.7%. The remaining shares and warrants vest upon completion of certain performance-related milestones. As of June 30, 2019, the Company expects to recognize additional compensation cost of $1,087,500 related to the shares and $1,168,041 related to the warrants, assuming all instruments vest.

In April 2019, the Company entered into an agreement with a contractor for services. This contractor received 100,000 shares of common stock at execution, and the Company recognized compensation expense of $100,000. The contractor may earn up to 450,000 warrants to purchase common stock of the Company if certain performance targets are met. The warrants have an exercise price of $1.50 per share, an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 2.26%, dividend yield of 0%, and volatility of 62.8%. As of June 30, 2019, the Company expects to recognize additional compensation cost of $173,991 related to the to the warrants, assuming all instruments vest.

In May 2019, the Company entered into an agreement with a consulting who received 10,000 shares of common stock. The Company recognized $5,670 of compensation expense during the six months ended June 30, 2019 related to these shares and will recognize an additional $3,780 of expense over the remaining service period.

On December 31, 2018, the Company entered into a business alliance agreement with Bruce Lee Beverage, LLC. (“BLB”). Under the terms of the agreement, the parties will develop a new product utilizing the intellectual property of BLB, with an initial term of five years and automatic five-year renewals thereafter unless terminated by either party with 120 days’ prior written notice. The Company issued 150,000 shares of common stock to BLB on December 31, 2018, and an additional 350,000 shares in January 2019. The Company recognized compensation expense of $581,000 for the shares issued in January 2019.

The Company also issued 1,500,000 warrants in January 2019, with an exercise price of $1.01 per share, with 500,000 vesting upon issuance. BLB can receive up to an additional 1,000,000 shares of common stock, and vest in the remaining 1,000,000 warrants as follows:

•

500,000 shares of common stock and 500,000 warrants will vest upon approval of co-branded product formula, packaging and marketing strategy; execution of licensing agreement between the two parties; and commencement of a mutually agreed upon marketing campaign. These warrants and shares vested in June 2019.

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

In June 2019, the Company and BLB executed the license agreement referred to in the first milestone above and the launch of the co-branded product, which began sales in July 2019. The license agreement has a term of 3 years, and specifies that the Company will pay royalties to BLB related to sales of the underlying product as follows:

•	20% of any net sales up to $499 through BLB’s customers;
•	25% of any net sales of between $500 and $999 through BLB’s customers;
•	30% of any net sales exceeding $1,000 through BLB’s customers;
•	5% of net sales on sales up to $2,499 by the Company’s Level 1 Ambassadors;
•	7% of net sales on sales between $2,500 and $4,999 by the Company’s Level 1 Ambassadors;
•	10% of net sales on sales exceeding $5,000 by the Company’s Level 1 Ambassadors;
•	5% of net sales on any sales by the Company’s Level 2 Ambassadors.

Through June 30, 2019, no royalties were earned by BLB.

The first milestone was satisfied in June 2019, and the Company issued 500,000 shares of common stock and 500,000 warrants to BLB in June 2019. The Company recognized $830,000 and $175,055 of stock-based compensation expense for the shares and warrants, respectively.

Under this agreement, the Company expects to recognize additional expense of $830,000 related to the 500,000 shares and $175,055 related to the 500,000 warrants which have not yet been issued or vested as of June 30, 2019, assuming all shares and warrants vest.

The following table summarizes warrant activity for the six months ended June 30, 2019:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2018	–	$–	–
Granted	3,950,000	1.31	3.2
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2019	3,950,000	$1.31	2.9
Exercisable at June 30, 2019	1,334,000	$1.13	2.1

As of June 30, 2019, the outstanding and exercisable warrants had no intrinsic value.

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net earnings (loss) per common share excludes any impact from the 3,950,000 warrants outstanding (including 834,000 that are exercisable as of June 30, 2019) as their impact would be antidilutive.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Numerator
Net Loss	$(1,052,191)	$(3,500,690)	$(446,674)	$(1,004,387)
Denominator
Denominator for basic and diluted net loss per common share – weighted average of common shares	30,889,916	30,541,704	28,326,659	27,823,420
Basic and diluted net loss per common share attributed to stockholders	$(0.03)	$(0.11)	$(0.02)	$(0.04)

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

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2019, the Company paid $157,099 related to the full extinguishment of the January 2019 PowerUp note including accrued interest.

On August 6, 2019, the Company paid $120,996 related to the full extinguishment of the February 2019 PowerUp note including accrued interest.

In July and August 2019, the Company received $400,000 of cash proceeds from two additional convertible notes payable including a $100,000 original issue discount. The convertible notes bear interest at 8% and mature on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date.

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

On May 22, 2019, the Company entered into a convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on May 22, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,680 as of June 30, 2019 related to this convertible note.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue and Gross Profit

During the three months ended June 30, 2019, the Company generated $40,204 in revenue and $21,920 in gross profit. The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $6,396 for the three months ended June 30, 2018. Cost of goods sold amounted to $1,628 for the three months ended June 30, 2018. Revenues increase compared to the prior year period due to the Company’s expansion of product offerings and increased marketing efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $756,416 and $410,003, respectively for the three months ended June 30, 2019 and 2018, an increase of $346,413 The increase was primarily due higher stock-based compensation expense due to new equity grants awarded in the second half of fiscal year 2018 and the current period, increased officer compensation, increased contractor expense, increased marketing and investor relations expense, and increase general costs associated with the higher level of operations in the current period. Stock-based compensation expense was $532,109 and $524,830   during the three months ended June 30, 2019 and 2018, respectively.

Professional fees

Professional fees amounted to $81,700 and $41,439 respectively for the three months ended June 30, 2019 and 2018. The increase of $40,261 was primarily due to increased accounting and audit fees associated with the increased operations of the Company, and legal fees from the filing of the Company’s S-1 registration statement in the current period.

Interest expense

Interest expense was $119,787 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018. The interest expense primarily relates to the Company’s recently issued convertible notes and the amortization of debt discount and issuance costs related to those notes.

Derivative loss

The derivative loss of $116,208 during the three months ended June 30, 2019 was due to changes in the fair value of the Company’s derivative liability arising from the embedded conversion option on a convertible note entered into during the current period.

Six months ended June 30, 2019 compared to Six months ended June 30, 2018

Revenue and Gross Profit

During the six months ended June 30, 2019, the Company generated $179,789 in revenue and $73,008 in gross profit. The Company began generating revenue in the quarter ended June 30, 2018. Revenues and gross profit amounted to $6,396 and $4,768, respectively for the six months ended June 30, 2018. The significant increase in revenue is primarily due to a significant sale during the first quarter of 2019 and increased operational activity during the current year driven by new product offerings and increased marketing efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $3,204,822 and $948,807, respectively for the six months ended June 30, 2019 and 2018, an increase of $2,256,015. The increase was primarily due to increased stock-based compensation as the Company entered into new agreements with consultants, contractors and advisory board members, increased officer compensation from the new management beginning in the middle of 2018, increased contractor expense, increased marketing and investor relations expense, and increase general costs associated with the higher level of operations in the current period.

Professional fees

Professional fees amounted to $129,541 and $60,348 respectively for the six months ended June 30, 2019 and 2018. The increase of $69,193 was due to increased legal, accounting and audit fees associated with the increased operations of the Company, including the filing of the Company’s S-1 registration statement in the current year.

Interest expense

Interest expense was $123,127 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018. The interest expense primarily relates to the Company’s recently issued convertible notes and the amortization of debt discount and issuance costs related to those notes.

Derivative loss

The derivative loss of $116,208 during the six months ended June 30, 2019 was due to changes in the fair value of the Company’s derivative liability arising from the embedded conversion option on a convertible note entered into during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2019 and 2018:

	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Net cash used in operating activities	$(605,580)	$(163,068)
Net cash used in investing activities	–	(83,513)
Net cash provided by financing activities	445,611	571,200

Operating Activities

The cash used in operating activities of $605,580 for the six months ended June 30, 2019 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the current period. These outflows were partially offset by the cash inflows from sales activity during the current period.

Financing Activities

The cash provided by financing activities of $445,611 during the six months ended June 30, 2019 was primarily from four convertible debt   issuances, which provided proceeds of $466,000, offset by payments of debt issuance costs of $9,000 and payments on unsecured notes payable of $11,389. During the six months ended June 30, 2018, the Company received $571,000 of cash proceeds from the sale of common stock.

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

As of June 30, 2019, total liabilities increased to $784,180 from $180,389 as of December 31, 2018, mainly due to the convertible debt issued by the Company during the current period and the related derivative liability recognized during the three months ended June 30, 2019.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2018, and our unaudited financial statements for the period ended June 30, 2019, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALIBIS, INC.

Date: August 9, 2019	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

