Form 10-Q
period 2019-09-30
Vitalibis, Inc.
filed 2019-11-08
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VITALIBIS, INC.
(Exact name of registrant issuer as specified in its charter)

Nevada	30-0828224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169
(Address of principal executive offices)

702-944-9620
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, $.001 par value	32,298,196

2

PART I - FINANCIAL INFORMATION

ITEM 1— FINANCIAL STATEMENTS

VITALIBIS, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

VITALIBIS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$34,125	$171,979
Prepaid expenses	40,804	60,608
Inventory	345,218	188,717

Total current assets	420,147	421,304

Long term assets
Website development, net	105,059	149,103

Total assets	$525,206	$570,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$49,781	$63,841
Deferred revenue	–	105,159
Unsecured notes payable	24,189	11,389
Derivative Liability	723,402	–
Convertible notes payable, net	926,172	–
Total current liabilities	1,723,544	180,389

Total liabilities	1,723,544	180,389

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock; $.001 par value, 112,500,000 shares authorized, 32,298,196 shares issued and 29,638,900 shares issued outstanding as of September 30, 2019 and December 31, 2018, respectively	32,298	29,639
Additional paid-in capital	6,016,942	2,913,903
Accumulated deficit	(7,247,578)	(2,553,524)
Total stockholders’ equity (deficit)	(1,198,338)	390,018

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$525,206	$570,407

The accompanying notes are an integral part of these unaudited financial statements.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$52,992	$29,530	$232,781	$35,926
Cost of Goods Sold	(27,896)	(15,276)	(134,677)	(16,904)

Gross Profit	25,096	14,254	98,104	19,022
Operating expenses:
Selling, general and administrative expenses	(293,501)	(574,617)	(3,498,323)	(1,523,424)
Professional fees	(39,674)	(65,553)	(169,215)	(125,901)

Loss from operations	(308,079)	(625,916)	(3,569,434)	(1,630,303)

Derivative loss	(88,386)	–	(204,594)	–
Interest expense	(796,899)	(354)	(920,026)	(354)

Loss before provision for income taxes	(1,193,364)	(626,270)	(4,694,054)	(1,630,657)
Provision for income taxes	–	–	–	–

Net loss	$(1,193,364)	$(626,270)	$(4,694,054)	$(1,630,657)

Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.15)	$(0.06)

Weighted average common shares outstanding – basic and diluted	31,777,896	29,187,100	30,958,296	28,257,004

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

Shares and warrants issued for services	857,500	857	2,230,534	–	2,231,391
Net loss	–	–	–	(2,448,499)	(2,448,499)
Balance at March 31, 2019	30,496,400	30,496	5,144,437	(5,002,023)	172,910
Shares and warrants issued for services	927,500	927	531,182	–	532,109
Net loss	–	–	–	(1,052,191)	(1,052,191)
Balance at June 30, 2019	31,423,900	$31,423	$5,675,619	$(6,054,214)	$(347,172)
Shares and warrants issued for services	160,000	160	160,093	–	160,253
Extinguishment of derivative liability due to conversion	–	–	131,945	–	131,945
Shares issued for conversion of debt	714,296	715	49,285	–	50,000
Net loss	–	–	–	(1,193,364)	(1,193,364)
Balance at September 30, 2019	32,298,196	$32,298	$6,016,942	$(7,247,578)	$(1,198,338)

	Share Capital		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	27,010,000	$27,010	$291,725	$(324,904)	$(6,169)

Shares issued for cash	301,000	301	300,699	–	301,000
Shares issued for services	600,000	600	524,230	–	524,830
Deemed distribution	200,000	200	(200)	–	–
Contribution from shareholders	–	–	200	–	200
Net loss	–	–	–	(557,713)	(557,713)
Balance at March 31, 2018	28,111,000	$28,111	$1,116,654	$(882,617)	$262,148
Shares issued for cash	270,000	270	269,730	–	270,000
Shares issued for services	350,000	350	353,384	–	353,734
Shares issued for prepaid services	30,000	30	53,970	–	54,000
Net loss	–	–	–	(446,674)	(446,674)
Balance at June 30, 2018	28,761,000	$28,761	$1,793,738	$(1,329,291)	$493,208
Shares issued for cash	341,400	341	341,059	–	341,400
Shares issued for services	350,000	350	424,191	–	424,541
Shares issued for prepaid services	–	–	–	–	–
Net loss	–	–	–	(626,270)	(626,270)
Balance at September 30, 2018	29,452,400	$29,452	$2,558,988	$(1,955,561)	$632,879

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(4,694,054)	$(1,630,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	44,044	11,752
Amortization of debt discount and deferred financing costs	828,925	–
Derivative loss	204,594	–
Stock-based compensation	2,923,753	1,303,105
Changes in operating assets and liabilities:
Inventory	(156,501)	(119,232)
Prepaid expenses	62,991	44,418
Deferred revenue	(105,159)	–
Accounts payable and accrued liabilities	(14,060)	21,387
Net cash used in operating activities	(905,467)	(369,227)
Cash flow from investing activities:
Purchase of assets	–	(164,657)
Net cash used by investing activities	–	(164,657)
Cash flow from financing activities:
Contribution of cash by officer	–	200
Payments on notes payable	–	(5,286)
Proceeds from convertible notes	1,019,000	–
Repayments on convertible notes payable	(209,000)	–
Payment of deferred financing costs	(12,000)	–
Repayments on unsecured notes payable	(30,387)	–
Proceeds from equity issuance	–	912,400
Net cash provided by financing activities	767,613	907,314
NET CHANGE IN CASH	(137,854)	373,430
CASH AT BEGINNING OF PERIOD	171,979	–
CASH AT END OF PERIOD	$34,125	$373,430
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,870	$354
Cash paid for income taxes	$–	$–
Non-cash transactions
Common stock issued for conversion of notes payable	$50,000	$–
Extinguishment of derivative liability from conversion of notes payable	$131,945	$–
Common stock issued for asset acquisition	$–	$200,000
Common stock issued for prepaid expenses	$–	$54,000
Notes payable issued for prepaid expenses	$43,187	$23,966
Discount on convertible notes payable	$650,753	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2018 have been omitted.

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

As of September 30, 2019 and December 31, 2018, inventory consists of the following components:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$104,075	$1,836
Finished products	241,143	186,881

Total inventory	$345,218	$188,717

The Company recognized a prepaid expense of $0 and $30,431 related to purchases of inventory that had not yet transferred into the control of the Company as of September 30, 2019 and December 31, 2018, respectively.

Two suppliers represented 56% and 40% of total inventory purchases during the nine months ended September 30, 2019.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification contracts with the earliest maturity date first.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

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

During the nine months ended September 30, 2019, approximately $105,159, or 45%, of the Company’s sales were to a single customer.

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the nine months ended September 30, 2019, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $0 and $105,159, respectively, related to unsatisfied performance obligations.

Cost of Sales

Cost of sales includes all of the costs to purchase and assemble the Company’s products. Products are manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Additionally, shipping costs are included in Cost of Sales in the Statements of Operations. The Company purchase its raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are stock-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $863 and $35,385 in the three and nine months ended September 30, 2019, respectively, and $9,551 and $23,734 during the three and nine months ended September 30, 2018, respectively. Research and development costs are expensed as incurred. Research and development costs are expensed as incurred and totaled $0 and $1,698 for the nine months ended September 30, 2019 and 2018, respectively.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. During the year ended December 31, 2018, the Company capitalized $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the nine months ended September 30, 2019 and 2018 was $44,044 and $11,752, respectively.

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

NOTE 3 – UNSECURED NOTE PAYABLE

During the year ended December 31, 2018, the Company entered into two insurance financing arrangements. The first agreement was for a value of $6,676, bearing an interest rate of 12.6%. The Company made a down payment of $1,988 and makes monthly payments of $549 through March 2019. The second agreement was for a value of $25,954, bearing an interest rate of 7.75%. The Company made a down payment of $6,676 and makes monthly payments of $1,997 through May 2019. Both of these agreements were paid in full as of September 30, 2019.

During the nine months ended September 30, 2019, the Company entered into two additional insurance financing arrangements. The first agreement was for a value of $32,875, bearing interest at 8.25%. The Company made a down payment of $8,406 and makes monthly payments of $2,813 through April 2020. The outstanding balance as of September 30, 2019 was $19,167. The second agreement was for a value of $10,312 bearing an interest rate of 12.6%. The Company made a down payment of $2,897 and makes monthly payments of $868 through March 2020. The outstanding balance of this agreement was $5,022 as of September 30, 2019.

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

The Company entered into three independent contractor agreements whereby the Company will pay each contractor $5,000 per month for a period of one year. These contractors may also receive shares of common stock depending on certain performance targets as discussed in Note 6. As of June 30, 2019, the cash payments under these contracts were mutually terminated with no further payments owed by the Company.

During the nine months ended September 30, 2019, the Company entered into three additional agreements whereby the Company will pay two contractors $2,000 per month for a six month term, and one contractor $7,500 per month over 12 months. These contractors may also receive shares of common stock depending on certain performance targets as discussed in Note 6.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $126,000. The Company received net cash proceeds of $102,000 after an original issue discount of $21,000 and fees of $3,000. The convertible note bears interest at 8% and matures on January 10, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 85% of the lowest trading price during the 15 trading days prior to the conversion date. The Company determined that the conversion feature should be accounted for as a derivative liability beginning six months after the issuance of the note. The Company estimated the fair value of the derivative liability at issuance to be $186,895, resulting in a day one loss of $84,895 using a Black Scholes model and the following assumptions: volatility of 54% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months, an exercise price of $0.09 based on the lowest trading price during the previous 30 days, and a risk-free rate of 2.15%. The initial value of the derivative liability was recorded as debt discount.

On July 12, 2019, the Company paid $157,099 related to the full extinguishment of the January 2019 PowerUp note including accrued interest at the time of retirement and additional fee of $26,073. As part of this extinguishment, remaining unamortized discount and deferred financing costs were expensed to interest expense.

On February 7, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 8% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. On August 6, 2019, the Company paid $120,996 related to the full extinguishment of the February 2019 PowerUp note including accrued interest at the time of retirement and additional fee of $34,722. As part of this extinguishment, remaining unamortized discount and deferred financing costs were expensed to interest expense.

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. As of September 30, 2019 and the date of this filing, the Company has not been provided with a notice of default as required of the lender. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender and recognized expense of $45,500. During the three months ended September 30, 2019, the lender converted $50,000 of principal into 714,296 shares of common stock.

The Company determined that the conversion features should be accounted for as a derivative liability at the time of issuance of the notes. The Company estimated the fair value of the derivative liability at issuance to be $1,620,093, resulting in a day one loss of $1,071,339 using a Black Scholes model and the following assumptions: volatility of between 55% and 58% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six to nine months, an exercise price of $0.07 or $0.84 based on the lowest trading price during the previous 30 days, and a risk-free rate of between 1.9% and 2.5%. The initial value of the derivative liability was recorded as debt discount. The derivative liability is adjusted to fair value at each reporting period. Unamortized discount related to this convertible note was $0 as of September 30, 2019.

On May 22, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on May 22, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $1,926 as of September 30, 2019 related to this convertible note.

On September 6, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,902 as of September 30, 2019 related to this convertible note.

The Company amortized to interest expense a total of $719,019 and $828,925 related to debt issuance costs and debt discount during the three and nine months ended September 30, 2019, respectively.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2019:

Fair value measured at September 30, 2019
	Total carrying value at September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$723,402	$–	$–	$723,402

The fair value above was estimated using a Black Scholes model and the following assumptions: volatility of 51% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months, an exercise price of $0.17 based on the lowest closing price during the previous 30 days, and a risk-free rate of 1.8%. There were no liabilities measured at fair value on a recurring basis as of December 31, 2018. There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2019.

The table below presents the change in the fair value of the derivative liability during the nine months ending September 30, 2019:

Fair value as of December 31, 2018	$–
Fair value on the date of issuance recorded as a debt discount	650,753
Day one loss	1,156,234
Extinguishment of liability due to conversion to equity	(131,945)
Extinguishment of liability due to payment of debt	(186,895)
(Gain) loss on change in fair value of derivatives	(764,745)
Fair value as of September 30, 2019	$723,402

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

During the year ended December 31, 2018, the Company issued a total of 1,366,500 shares of common stock to consultants and recorded $1,463,207 of compensation cost. In addition, the Company committed to issue an additional 532,500 of shares that may vest at various dates through 2019. The Company issued 300,000 of these shares during in February 2019, and there are 22,500 shares remaining that may vest upon completion of certain milestones, including sales targets. For those shares that are based on performance targets, no expense was recognized as of September 30, 2019, as the targets being met is not considered probable. Stock-based compensation expense related to these awards during the nine months ended September 30, 2019 was $39,922, and the Company may recognize an additional $57,705 of compensation expense under these agreements related to unvested shares.

In January 2019, the Company entered into three agreements with contractors for services. The contractors may earn up to 5,000 shares depending on the completion of certain milestones and sales targets, through January 2020. Two contractors were also paid $5,000 per month of cash compensation through June 30, 2019. The Company issued 2,500 shares related to one of these agreements in January 2019. The Company recognized compensation expense of $3,000 related to the shares issued during the current year, and may recognize an additional $7,150 of compensation expense related to unvested shares.

In June 2019, the Company entered into an additional agreement with a contractor, who received 2,500 shares upon execution and may earn an additional 120,000 shares depending on the completion of certain milestones and sales targets through May 2020. The Company recognized $1,625 of compensation expense during the nine months ended September 30, 2019 and expects to recognize an additional $78,000 of expense assuming all shares vest. The Company is also paying this contractor $2,000 per month cash over a six month period.

In June 2019, the Company entered into an additional agreement with a contractor, who may earn 122,500 shares depending on the completion of certain milestones and sales targets through May 2020. The Company recognized no compensation expense during the nine months ended September 30, 2019 for this agreement as no shares were earned, and expects to recognize an additional $44,100 of expense assuming all shares vest.

In August 2019, the Company entered into two additional agreements with contractors, who may receive up to 400,000 shares depending on the completion of certain milestones and sales targets through January 2021. The Company recognized no compensation expense during the nine months ended September 30, 2019 as these targets were not considered probable of being met and may recognize an additional $156,000 of expense assuming all shares vest. The Company is also paying the contractors cash payments of $2,000 over a six month term or $7,500 over a 12 month term.

In August 2019, the Company awarded a total of 10,000 shares to two contractors, and a third contractor received 10,000 shares vesting over a 3 month period, and may received an additional 30,000 shares in 10,000 increments. The Company recognized a total of $6,322 of compensation expense and will recognize an additional $2,177 of expense related to shares issued to date.

In February 2019, the Company entered into an agreement for advisory services, and issued 40,000 shares of common stock related to this agreement that vest equally over 12 months. The Company recognized compensation expense of $56,533 related to the shares issued during the nine months ended September 30, 2019, and expects to recognize an additional $21,200 of expense assuming all shares vest.

In February 2019, the Company entered into an agreement for marketing services, and issued 10,000 shares of common stock as compensation expense under the agreement, with $21,200 of expense recognized upon issuance.

In February 2019, the Company issued 30,000 shares of common stock related to advisory agreements entered into during the year ended December 31, 2018 and issued an additional 30,000 shares in May 2019 and 30,000 shares in August 2019. The Company recognized compensation expense of $102,771 during the nine months ended September 30, 2019 and will recognize an additional $6,582 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement for consulting services, and issued 125,000 shares of common stock under the agreement for services to be provided over a one-year period. The Company recognized compensation expense of $131,250 during the nine months ended September 30, 2019, and will recognize an additional $56,250 of expense related to these shares in future periods.

In March 2019, the Company entered into an agreement with a contractor for services. This contractor may earn a total of 1,000,000 shares of common stock and 2,000,000 warrants to purchase common stock. The warrants have an exercise price of $1.50 per share, and an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. Of the total awards, 250,000 shares and 334,000 warrants were earned upon execution of the agreement, with the 250,000 shares being issued in April 2019. The Company recognized compensation expense of $362,500 and $234,169 related to the initial shares and warrants vesting during the three months ended March 31, 2019. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 2.22%, dividend yield of 0%, and volatility of 62.7%. The remaining shares and warrants vest upon completion of certain performance-related milestones. As of September 30, 2019, the Company expects to recognize additional compensation cost of $1,087,500 related to the shares and $1,168,041 related to the warrants, assuming all instruments vest.

In April 2019, the Company entered into an agreement with a contractor for services. This contractor received 100,000 shares of common stock at execution, and the Company recognized compensation expense of $100,000. The contractor may earn up to 450,000 warrants to purchase common stock of the Company if certain performance targets are met. The warrants have an exercise price of $1.50 per share, an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 2.26%, dividend yield of 0%, and volatility of 62.8%. As of September 30, 2019, the Company expects to recognize additional compensation cost of $173,991 related to the to the warrants, assuming all instruments vest.

In May 2019, the Company entered into an agreement with a consultant who received 10,000 shares of common stock, and an additional 10,000 shares in August 2019, with an additional 30,000 shares to be issued assuming continued service through a time period of one year. The Company recognized $11,850 of compensation expense during the nine months ended September 30, 2019 related to these shares and will recognize an additional $1,600 of expense over the remaining service period related to share issued to date.

In August 2019, the Company entered into an agreement with a contractor for services. This contractor received 100,000 shares of common stock at execution, and the Company recognized compensation expense of $46,000. The contractor may earn up to 450,000 warrants to purchase common stock of the Company if certain performance targets are met. The warrants have an exercise price of $1.50 per share, an initial term of 3 years from the date of issuance. The contractor can elect to extend the term for an additional year with 90 days’ notice. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, risk-free interest rate of 1.42%, dividend yield of 0%, and volatility of 62.2%. As of September 30, 2019, the Company expects to recognize additional compensation cost of $30,661 related to the to the warrants, assuming all instruments vest.

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

Through September 30, 2019, the Company paid a total of $158 for royalties earned under the agreement.

The first milestone was satisfied in June 2019, and the Company issued 500,000 shares of common stock and 500,000 warrants to BLB in June 2019. The Company recognized $830,000 and $175,055 of stock-based compensation expense for the shares and warrants, respectively.

Under this agreement, the Company expects to recognize additional expense of $830,000 related to the 500,000 shares and $175,055 related to the 500,000 warrants which have not yet been issued or vested as of September 30, 2019, assuming all shares and warrants vest.

The following table summarizes warrant activity for the nine months ended September 30, 2019:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2018	–	$–	–
Granted	4,440,000	1.33	3.3
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at September 30, 2019	4,440,000	$1.33	2.8
Exercisable at September 30, 2019	1,334,000	$1.13	1.9

As of September 30, 2019, the outstanding and exercisable warrants had no intrinsic value.

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net earnings (loss) per common share excludes any impact from the 4,440,000 warrants outstanding (including 1,334,000 that are exercisable as of September 30, 2019) as their impact would be antidilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator
Net Loss	$(1,193,364)	$(626,270)	$(4,694,054)	$(1,630,657)
Denominator
Denominator for basic and diluted net loss per common share – weighted average of common shares	31,777,896	29,187,100	30,958,296	28,257,004
Basic and diluted net loss per common share attributed to stockholders	$(0.04)	$(0.02)	$(0.15)	$(0.06)

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

Operations

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis®brand in a range of market sectors including wellness, and personal care. We currently distribute 3 Vitalibis® branded products and we expect to continue to add new products to our Vitalibis® portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis® product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD) acquired through our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusive leases of our proprietary Vitalibis technology back-end, which is being offered as a Software as a Service (SaaS) platform.

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and we believe Vitalibis® is well positioned to have a demonstrable impact on the rapidly emerging hemp industry.

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

As of December 31, 2018, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

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

On January 10, 2019, the Company entered into a convertible promissory note, with a principal amount of $126,000. The Company received net cash proceeds of $102,000 after an original issue discount of $21,000 and fees of $3,000. The convertible note bears interest at 8% and matures on January 10, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 85% of the lowest trading price during the 15 trading days prior to the conversion date. In July 2019, this note was paid off in full.

On February 7, 2019, the Company entered into a convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 8% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. In August 2019, this note was paid off in full.

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender. During the three months ended September 30, 2019, the lender convertible $50,000 of principal into a total of 714,296 shares of common stock.

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

On September 6, 2019, the Company entered into a convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue and Gross Profit

During the three months ended September 30, 2019, the Company generated $52,992 in revenue and $25,096 in gross profit. The Company began generating revenue in the quarter ended June 30, 2018. Revenues amounted to $29,530 and $14,254 in gross profit for the three months ended September 30, 2018. Cost of goods sold amounted to $27,896 and $15,276 for the three months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $293,501 and $574,617, respectively for the three months ended September 30, 2019 and 2018, an decrease of $281,116. The decrease was primarily due to lower stock-based compensation expense in the current period. Stock-based compensation expense was $160,253 and $424,541 during the three months ended September 30, 2019 and 2018, respectively.

Professional fees

Professional fees amounted to $39,674 and $65,553 respectively for the three months ended September 30, 2019 and 2018. The decrease of $25,879 was primarily due to decreased consulting and SEC reporting fees.

Interest expense

Interest expense was $796,899 for the three months ended September 30, 2019 compared to $354 for the three months ended September 30, 2018. The interest expense primarily relates to the Company’s convertible notes issued in 2019 and the amortization of debt discount and issuance costs related to those notes, including full amortization of certain notes maturing on September 30, 2019

Derivative loss

The derivative loss of $88,386 during the three months ended September 30, 2019 was due to changes in the fair value of the Company’s derivative liability arising from the embedded conversion option on a convertible note entered into during the current period, and day one losses associated with initial derivative liability values in excess of the carrying value of the notes payable.

Nine months ended September 30, 2019 compared to Nine months ended September 30, 2018

Revenue and Gross Profit

During the nine months ended September 30, 2019, the Company generated $232,781 in revenue and $98,104 in gross profit. The Company began generating revenue in the quarter ended September 30, 2018. Revenues and gross profit amounted to $35,926 and $19,022 for the nine months ended September 30, 2018. The significant increase in revenue is primarily due to a significant sale during the first quarter of 2019 and increased operational activity during the current year driven by new product offerings and increased marketing efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $3,498,323 and $1,523,424, respectively for the nine months ended September 30, 2019 and 2018, an increase of $1,974,899. The increase was primarily due to increased stock-based compensation as the Company entered into new agreements with consultants, contractors and advisory board members, increased officer compensation from the new management beginning in the middle of 2018, increased contractor expense, increased marketing and investor relations expense, and increase general costs associated with the higher level of operations in the current period.

Professional fees

Professional fees amounted to $169,215 and $125,901 respectively for the nine months ended September 30, 2019 and 2018. The increase of $43,314 was due to increased legal, accounting and audit fees associated with the increased operations of the Company, including the filing of the Company’s S-1 registration statement in the current year.

Interest expense

Interest expense was $920,026 for the nine months ended September 30, 2019 compared to $354 for the nine months ended September 30, 2018. The interest expense primarily relates to the Company’s convertible notes issued in 2019 and the amortization of debt discount and issuance costs related to those notes, including full amortization of certain notes maturing on September 30, 2019.

Derivative loss

The derivative loss of $204,594 during the nine months ended September 30, 2019 was due to changes in the fair value of the Company’s derivative liability arising from the embedded conversion option on a convertible note entered into during the current period and day one losses associated with initial derivative liability values in excess of the carrying value of the notes payable..

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2019 and 2018:

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Net cash used in operating activities	$(905,467)	$(369,227)
Net cash used in investing activities	–	(164,657)
Net cash provided by financing activities	767,613	907,314

Operating Activities

The cash used in operating activities of $905,467 for the nine months ended September 30, 2019 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the current period. These outflows were partially offset by the cash inflows from sales activity during the current period.

Financing Activities

The cash provided by financing activities of $7676,613 during the nine months ended September 30, 2019 was primarily from four convertible debt   issuances, which provided proceeds of $1,019,000, offset by repayments on those notes of $209,000, payments of debt issuance costs of $12,000 and payments on unsecured notes payable of $30,387. During the nine months ended September 30, 2018, the Company received $912,400 of cash proceeds from the sale of common stock, made repayments on notes payable of $5,286, and received a contribution from an officer of $200.

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

As of September 30, 2019, total liabilities increased to $1,723,544 from $180,389 as of December 31, 2018, mainly due to the convertible debt issued by the Company during the current period and the related derivative liability recognized during the current period.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2018, and our unaudited financial statements for the period ended September 30, 2019, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

VITALIBIS, INC.

Date: November 8, 2019	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

