Form 10-K
period 2019-12-31
Vitalibis, Inc.
filed 2020-03-13
CIK 1636509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter ending June 30, 2019: $2,566,514

As of March 10, 2020, there were 33,082,700 shares of Common Stock, $.001 par value issued and outstanding. There was no non-voting common equity issued as of March 10, 2020.

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

As of December 31, 2019, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

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

We do not have any subsidiaries.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Reports for the years ending December 31, 2019 and 2018, disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue. There can be no assurance we will be able to do so.

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

The Company

Vitalibis® is a socially conscious brand focused on people, products and the planet. We are a technology-based formulator of premium, full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD), along with safe personal care and nutritional products.  Our Ambassador program combines critical elements of social selling, ecommerce and affiliate marketing into one highly focused business system which empowers our people and social mission-driven ecosystem.

Operations

Consumer Products and Technology SaaS

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis® brand in a range of market sectors including wellness, and personal care. We currently distribute 3 Vitalibis® branded products and we expect to continue to add new products to our Vitalibis® portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis® product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD) acquired through our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusive leases of our proprietary Vitalibis® technology back-end, which is being offered as a Software as a Service (SaaS) platform.

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

Hemp-derived CBD is one of at least 80 cannabinoids found in hemp and is non-psychoactive. Our U.S. based supplier oversees our raw material supply chain and raw material processing. Our internal team manages product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

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

Inventory and Sales

Based on expected increasing demand, we have invested significant capital to develop and maintain our relationship with a proprietary oil extraction supplier to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from this well-established hemp oil supplier in the United States. We have maintained access to this supplier for their raw material supply and continue to explore and develop the relationship to ensure that we can meet the expected demand for hemp oil products well into the future. However, our current inventory levels are not sufficient to support sales through 2019.

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

Intellectual Property

We have filed trademark applications on our brands, logos and marks including, but not limited to Vitalibis®.

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

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm through our Annual Reports on Form 10-K and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year through Quarterly Reports on Form 10-Q.

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

Employees

As of December 31, 2019, we did not have any employees. Steve Raack and Tom Raack each intend to devote about 40 hours per week on our proposed operations. The Company will consider employing staff in the future, but only if our business is growing and cash flow will support such staff.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

DESCRIPTION OF PROPERTY

Our principal office is located at 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169, as part of a group of executive suites. Our telephone number is (702) 944-9620. We pay $130 per month for our offices, on a month-to-month basis. In July 2018, the Company also began renting a shared office space for $175 per month on a month to month basis in California.

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

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 195,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of December 31, 2019, a total of 32,383,196 shares of Common Stock were issued and outstanding, and 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. In November 2019, the Board of Directors designated 1,000,000 shares of the preferred stock as Series A Preferred Stock. The Series A Preferred Stock enable the holder to vote each share of preferred stock at an equivalent of 250 shares of common stock. The Series A Preferred Stock has no liquidation, dividend or conversion rights. In November 2019, the Company granted 500,000 shares of Series A Preferred Stock each to the Company’s CEO and CFO, with 1,000,000 shares of Series A Preferred Stock issued and outstanding following the grants.

The Board of Directors may designate further preferred shares. Among other rights, our board of directors may determine, without further vote or action by our stockholders:

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

Common Stock

Our certificate of incorporation authorizes the issuance of 195,000,000 shares of common stock. There are 32,383,196 shares of our common stock issued and outstanding at December 31, 2019. The holders of our common stock:

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

(b) Holders

As of December 31, 2019, there were 1,083 qualified holders of record of our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sale of Unregistered Securities

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. As of December 31, 2019, the Company had commitments to issue 1,747,500 shares of common stock if certain performance-based milestones are met under the terms of the agreements.

Subsequent to December 31, 2019, the Company issued 50,000 shares of common stock under the commitments from 2019 agreements.

On January 1, 2020, the lender of the March 29, 2019 convertible promissory note converted $40,000 in principal under the note into 322,581 shares of common stock pursuant to the terms of the agreement. After this conversion there was $660,000 of principal remaining outstanding on this note.

On March 10, 2020, the holder of the September 6, 2019 convertible promissory note converted $17,000 of principal into 326,923 shares of common stock. The conversion was in accordance with the terms of the note and no gain or loss was recognized. There is $136,000 of principal remaining on this convertible note after this conversion.

The Company has not recently sold unregistered securities.

(b) Related Stockholder Matters

Not required.

(c) Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2019 and 2018. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Company Overview

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis® brand in a range of market sectors including wellness, and personal care. We currently distribute 3 Vitalibis® branded products and we expect to continue to add new products to our Vitalibis® portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis® product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD) acquired through our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusive leases of our proprietary Vitalibis® technology back-end, which is being offered as a Software as a Service (SaaS) platform.

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

Hemp-derived CBD is one of at least 80 cannabinoids found in hemp and is non-psychoactive. Our U.S. based supplier oversees our raw material supply chain and raw material processing. Our internal team manages product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

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

On February 7, 2019, the Company entered into a convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. In August 2019, this note was paid off in full.

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. As of December 31, 2019 and the date of this filing, the Company has not been provided with a notice of default as required of the lender. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender. During the year ended December 31, 2019, the lender converted $50,000 of principal into a total of 714,296 shares of common stock. Subsequent to December 31, 2019, the lender converted $40,000 of principal into 322,581 shares of common stock.

On May 22, 2019, the Company entered into a convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on May 22, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. In November 2019, this note and accrued interest was repaid in full.

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

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on November 25, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $150,000. The Company received net cash proceeds of $131,000 after an original issue discount of $15,000 and fees of $4,000. The convertible note bears interest at 5% and matures on November 25, 2020, with interest accruing at a rate of 22% if the Company is in default. The note is convertible upon issuance through the maturity date into shares of common stock at a fixed price of $1.00 per share to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Beginning six months after the issuance of the note, the holder may convert the note at any time, at a price based on the lower of the fixed price of $1.00 per share or 75% of the lowest trading price during the 15 trading days prior to the conversion date.

On December 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $110,000. The Company received net cash proceeds of $97,000 after an original issue discount of $10,000 and fees of $3,000. The lender also received 35,000 shares of common stock as a deferred finance cost. The convertible note bears interest at 10% and matures on December 10, 2020, with interest accruing at a rate of 24% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on the lessor of 1) $0.24, or 2) the lesser of 62% of the lowest trade price or the closing bid price during the 20 trading days prior to the conversion date.

Results of Operations

For the years ended December 31, 2019 and 2018

Revenue and Gross Profit

During the year ended December 31, 2019, the Company generated $303,197 in revenue and $140,692 in gross profit. For the year ended December 31, 2018, the Company began selling its products midway through the year and generated $51,331 in revenue and $28,330 in gross profit. The significant increase in revenue is primarily due to a significant sale during the first quarter of 2019 and increased operational activity during the current year driven by new product offerings and increased marketing efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ending December 31, 2019, were $5,798,272 compared to $2,095,787, for the year ending December 31, 2018. The increase was primarily due to increased stock-based compensation as the Company entered into new agreements with consultants, contractors and advisory board members, the compensation cost related to the issuance of Series A Preferred shares to our two officers, increased officer compensation from the new management beginning in the middle of 2018, increased contractor expense, increased marketing and investor relations expense, and increased general costs associated with the higher level of operations in the current period.

Professional fees

Professional fees for the period ending December 31, 2019, were $225,827 compared to $160,463 for the year ending December 31, 2018. The increase of $65,364 was due to increased legal, accounting and audit fees associated with the increased operations of the Company, including the filing of the Company’s S-1 registration statement in the current year.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2019 and for the year ending December 31, 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Operating Activities	(1,088,405)	(543,204)
Investing Activities	–	(176,177)
Financing Activities	982,041	891,360
Net Effect on Cash	(106,364)	171,979

Operating Activities

The cash used in operating activities of $1,088,405 for the year ended December 31, 2019 was primarily due to increased selling, general and administrative costs as the Company increased its operations during the year.

Investing Activities

The Company had no cash flows from investing activities during the year ended December 31, 2019. The cash used in investing activities of $176,177 during the year ended December 31, 2018 was due to costs incurred to build our website.

Financing Activities

The cash provided by financing activities of $982,041 during the year ended December 31, 2019 was primarily from proceeds from issuances of convertible debt of $1,332,000, partially offset by repayments on the convertible notes of $287,000, payment of deferred financing costs of $22,000 and repayments on unsecured notes payable of $40,959. The cash provided by financing activities of $891,360 during the year ended December 31, 2018 was primarily from sales of common stock for cash of $912,400, partially offset by repayments of unsecured notes payable of $21,240.

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

As of December 31, 2019, total liabilities increased to $1,710,195 from $180,389 as of December 31, 2018, mainly due to the convertible debt issued by the Company during the current period and the related derivative liability recognized during the current period.

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

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the year ended December 31, 2019, there were a trivial amount of refunds processed for returned product.

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

Going Concern

Our auditor has issued a "going concern" qualification as part of their opinion for the fiscal years ended December 31, 2019 and 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

The following table contains information as of December 31, 2019, as to each Director and Executive Officer of the Company:

Name	Age	Title
Steve Raack 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169	48	Director, President, and Chief Executive Officer

Thomas Raack 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169	49	Director, Secretary, Chief Financial Officer and Treasurer

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our Board of Directors.

Steven P. Raack, 48, has over 24 years of strategy, operations, technology, product development and business management experience. He’s worked for industry leading companies, from global corporations to start-ups, including NASA, Andersen Consulting, Electronic Data Systems, Sony Pictures Entertainment, Herbalife International, Arbonne International, Beautycounter and newkleus.

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

Thomas Raack, 49, has over 20 years of financial, executive and strategic management experience with a diverse group of private and publicly-held companies specializing in the development of technology, medical product distribution, biotechnology, and e-commerce. Mr. Raack has a broad base of business consulting experience and has assisted in structuring and completing, acquisitions, debt and equity financing, reorganizations, as well as designing and implementing business development and financial communications programs.

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

From 2002 to 2017, Mr. Raack was an independent consultant with a focus on assisting private companies with business development and operational systems.   Mr. Raack commenced his business relationship with the Company in 2017, serving as Secretary, Treasurer, Chief Financial Officer and as a Director, and currently holds such positions.

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

Director Nominations

As of December 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Advisory Board

The Company has established an Advisory Board to provide the Company’s Board of Directors with fresh perspectives on (a) strategy, economic trends, or specific geographic markets and regulatory regimes, and (b) vision, innovation, risk management, and profitability. Although they are intended to provide management with advice, they do not possess the authority to vote on corporate matters. Advisor compensation will be determined by the Directors on a case-by-case basis, depending on a variety of factors, and may consist of cash, equity in the Company, or a blend thereof.

Our Advisory Board currently consisting of the following Advisors:

Dusty Baker

Baker was drafted by the Atlanta Braves in the 1967 amateur draft out of Del Campo High School near Sacramento, California. He began his major league baseball career as an outfielder for the Braves in 1968. As a Brave, he earned a spot as a footnote in history. On April 8, 1974, he was on deck when Hank Aaron hit home run 715 to pass Babe Ruth in career home runs. Baker also played for the Los Angeles Dodgers, the San Francisco Giants and the Oakland Athletics.

Baker's coaching career started as a first base coach for the San Francisco Giants in 1988, and then he spent the following four years (1989–1992) as the hitting coach, and finally became the manager in 1993. Baker has also held Manager positions with the Chicago Cubs, Cincinnati Reds and the Washington Capitals.

Baker enjoyed many accolades throughout his career: 2x All Star (1981, 1982), World Series champion (1981), NLCS MVP (1977), Gold Glove (1981) and 3x NL Manager of the Year (1993, 1997, 2000). Additionally, Baker is an accomplished businessman, owning Baker Family Wines and Baker Energy Team which services the cannabis cultivation industry.

As an Advisor, Baker will work with the Vitalibis management team on various company strategies and priorities. As a Founding Ambassador, Baker will help educate and provide awareness of the Vitalibis products, social mission and technology. These efforts will focus on driving sales and additional collaborations with other Ambassadors to assist in growing the Vitalibis brand.

Dr. Steven Zodkoy

Dr Zodkoy is a board-certified chiropractor, nutritionist, kinesiologist and industry thought-leader who, for over twenty years, has specialized in treating patients who have been deemed "untreatable" through a standard course of treatment. Dr. Zodkoy attended Rutgers University and received his bachelor’s degree and Doctor of Chiropractic degree from Los Angeles College of Chiropractic at the age of twenty-four.

Dr. Zodkoy is the author of the Amazon best-seller Misdiagnosed: The Adrenal Fatigue Link, which examines how adrenal fatigue has been linked to many health conditions and the best methods to diagnose and treat these conditions.

Dr. Zodkoy currently operates a practice in Freehold, New Jersey, where he regularly lectures to groups in his community and holds continuing education courses for medical professionals. On May 18th, Dr. Zodkoy will address the Association of New Jersey Chiropractors Spring Summit on a panel titled ‘The Opioid Epidemic: An Integrated Approach to Patient Care’.

Dave Harper

Dave is considered an authority in the fields of branding, multiplatform content strategy, premium hospitality and beverages. His cross functionality makes him a highly sought after advisor to CEO's, senior level executives, and investors.

Dave Harper is currently the President of Daily Botanic, an expertly formulated hemp tonic brand focused on hydration and balanced wellbeing.  Dave is also a Partner in the hugely successful restaurant, The Waterfront Venice, in Venice, California.  Additionally, he is a Principal with Bower Hospitality and the owner of Bondi Harvest Café. With more than 14 years of successful, hands-on brand and business development experience within Australia, Europe and the United States, Dave brings tremendous experience to the Vitalibis Advisor Board.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steve Raack President, CEO and Director (1)	2019	187,500	0	1,009,000	0	0	0	0	1,196,500
	2018	90,000	0	0	0	0	0	0	90,000
Thomas Raack Director, Secretary, Treasurer and Chief Financial Officer (1)	2019	172,500	0	1,009,000	0	0	0	0	1,181,500
	2018	115,000	0	0	0	0	0	0	115,000

(1)	Steve Raack and Thomas Raack each own 7,500,000 shares of the Company’s restricted Common Stock, and 500,000 shares of Series A Preferred Stock.

The following table provides information concerning equity awards as of our fiscal year end, December 31, 2019, held by each of our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Steve Raack President, CEO and Director (1)	0	0	0	0	0	0	0	0	0
Thomas Raack Director, Secretary, Treasurer and Chief Financial Officer (1)	0	0	0	0	0	0	0	0	0

____________________

(1)	Steve Raack and Thomas Raack each own 7,500,000 shares of the Company’s restricted Common Stock and 500,000 shares of Series A Preferred Stock.

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

Warrants

As of the date of this report we had not stock warrants granted to our named executive officers or directors.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2019. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2019 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2019, we did not provide compensation to any of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)

Steve Raack (3)	7,500,000	23.2%

Thomas Raack (3)	7,500,000	23.2%

Larry McNabb (4)	7,500,000	23.2%

____________________

(1)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)	Based on 32,383,196 shares of common stock issued and outstanding.

(3)	Messrs. Steve and Thomas Raack each hold 500,000 shares of Series A Preferred Stock that enables them to each vote an equivalent of 125 million shares of common stock, giving them each a 46.9% share of total votes.
(4)	Larry McNabb is the beneficial owner of these shares, held in the name of B.L.U.E. Stone, Ltd.

Changes in Control

As of December 31, 2019, there are no existing arrangements that may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2019, the Board of Directors designated 1,000,000 shares of the preferred stock as Series A Preferred Stock. The Series A Preferred Stock enable the holder to vote each share of preferred stock at an equivalent of 250 shares of common stock. The Series A Preferred Stock has no liquidation, dividend or conversion rights. In November 2019, the Company granted 500,000 shares of Series A Preferred Stock each to the Company’s CEO and CFO, with 1,000,000 shares of Series A Preferred Stock issued and outstanding following the grants.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The following table presents fees for audit services rendered by MaloneBailey, LLP for the fiscal years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$51,350	$36,000
Audit-related fees	$–	$–
Tax fees	$–	$–
All Other fees	$1,995	$–

During the years ended December 31, 2019 and 2018, our principal accountant did not render services to us for tax compliance, tax advice or tax planning, and there were no services rendered other than those set forth above

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Vitalibis, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2019 and 2018.

Statements of Operations for the fiscal years ending December 31, 2019 and 2018

Statements of Stockholders' Equity (Deficit) for the fiscal years ending December 31, 2019 and 2018

Statements of Cash Flows for the fiscal years ending December 31, 2019 and 2018

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

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vitalibis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vitalibis, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 12, 2020

VITALIBIS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$65,615	$171,979
Accounts receivable, net	1,687	–
Prepaid expenses	86,390	60,608
Inventory	270,732	188,717
Total current assets	424,424	421,304

Long term assets
Website development, net	90,378	149,103

Total assets	$514,802	$570,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$77,933	$63,841
Deferred revenue	–	105,159
Unsecured notes payable	13,617	11,389
Derivative Liability	470,331	–
Current portion of convertible notes payable, net	922,690	–
Total current liabilities	1,484,571	180,389

Convertible notes payable, net	225,624	–

Total liabilities	1,710,195	180,389

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 issued and outstanding as of December 31, 2019 and 2018, respectively	1,000	–
Common stock; $.001 par value, 195,000,000 shares authorized, 32,383,196 shares issued and 29,638,900 shares issued outstanding as of December 31, 2019 and 2018, respectively	32,383	29,639
Additional paid-in capital	8,170,692	2,913,903
Accumulated deficit	(9,399,468)	(2,553,524)
Total stockholders’ equity (deficit)	(1,195,393)	390,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$514,802	$570,407

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended
	December 31,
	2019	2018

Revenue	$303,197	$51,331
Cost of goods sold	(162,505)	(23,001)

Gross profit	140,692	28,330

Operating expenses:
Selling, general and administrative expenses	5,798,272	2,095,787
Professional fees	225,827	160,463

Loss from operations	(5,883,407)	(2,227,920)

Interest expense	(1,054,185)	(700)
Derivative gain	91,648	–

Loss before provision for income taxes	(6,845,944)	(2,228,620)
Provision for income taxes	–	–

Net loss	$(6,845,944)	$(2,228,620)

Net loss per common share – basic and diluted	$(0.22)	$(0.08)

Weighted average common shares outstanding – basic and diluted	30,958,296	28,643,855

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock		Common stock		Additional
	Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	–	$–	27,010,000	$27,010	$291,725	$(324,904)	$(6,169)

Shares issued for cash	–	–	912,400	912	911,488	–	912,400
Shares issued for services	–	–	1,516,500	1,517	1,710,690	–	1,712,207
Deemed distribution	–	–	200,000	200	(200)	–	–
Contribution from shareholders	–	–	–	–	200	–	200
Net loss	–	–	–	–	–	(2,228,620)	(2,228,620)
Balance at December 31, 2018	–	–	29,638,900	29,639	2,913,903	(2,553,524)	390,018

Preferred shares issued to officers as compensation	1,000,000	1,000	–	–	2,017,000	–	2,018,000
Shares and warrants issued for services	–	–	1,995,000	1,994	3,018,358	–	3,020,352
Extinguishment of derivative liability due to conversion	–	–	–	–	163,774	–	163,774
Shares issued for conversion of debt	–	–	714,296	715	49,285	–	50,000
Shares issued to lender as deferred financing fee	–	–	35,000	35	8,372	–	8,407
Net loss	–	–	–	–	–	(6,845,944)	(6,845,944)
Balance at December 31, 2019	1,000,000	$1,000	32,383,196	$32,383	$8,170,692	$(9,399,468)	$(1,195,393)

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended
	December 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(6,845,944)	$(2,228,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	58,725	27,074
Amortization of debt discount and deferred financing costs	909,474	–
Derivative gain	(91,648)	–
Preferred shares issued as compensation to officers	2,018,000	–
Stock based compensation	3,020,352	1,712,207
Changes in operating assets and liabilities:
Accounts receivable	(1,687)	–
Prepaid expenses	17,405	(27,979)
Inventory	(82,015)	(188,717)
Deferred revenue	(105,159)	105,159
Accounts payable and accrued liabilities	14,092	57,672
Net cash used in operating activities	(1,088,405)	(543,204)

Cash flow from investing activities:
Purchase of assets	–	(176,177)
Net cash used by investing activities	–	(176,177)

Cash flow from financing activities:
Contribution of cash by officer	–	200
Proceeds from convertible notes payable	1,332,000	–
Repayments on convertible notes payable	(287,000)	–
Payment of deferred financing costs	(22,000)	–
Repayments on unsecured notes payable	(40,959)	(21,240)
Proceeds from equity issuance	–	912,400
Net cash provided by financing activities	982,041	891,360

NET CHANGE IN CASH	(106,364)	171,979
CASH AT BEGINNING OF PERIOD	171,979	–
CASH AT END OF PERIOD	$65,615	$171,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$118,486	$700
Cash paid for income taxes	$–	$–

Non-cash transactions
Common stock issued for conversion of notes payable	$50,000	$–
Extinguishment of derivative liability from conversion of notes payable	$163,774	$–
Common stock issued to officer for VOTOCAST license	$–	$200
Notes payable issued for prepaid expenses	$43,187	$32,629
Common stock issued to lender as deferred financing fee	$8,407	$–
Discount on convertible notes payable	$725,753	$–

The accompanying notes are an integral part of these financial statements.

VITALIBIS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

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

As of December 31, 2019 and 2018, inventory consists of the following components:

	December 31, 2019	December 31, 2018
Raw materials and supplies	$44,515	$1,836
Finished products	226,217	186,881

Total inventory	$270,732	$188,717

The Company recognized a prepaid expense of $53,675 and $30,431 related to purchases of inventory that had not yet transferred into the control of the Company as of December 31, 2019.

Two suppliers represented 56% and 40% of total inventory purchases during the year ended December 31, 2019.

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

All of the Company’s revenue is currently generated from the sales of similar products. As such no further disaggregation of revenue information is provided. One customer accounted for approximately 35% of revenue during the year ended December 31, 2019.

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the years ended December 31, 2019 and 2018, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of December 31, 2019 and 2018, the Company had deferred revenue of $0 and $105,159, respectively, related to unsatisfied performance obligations.

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

Advertising and promotional costs are expensed as incurred and totaled $41,943 and $66,563 in the years ended December 31, 2019 and 2018, respectively. Research and development costs are expensed as incurred and totaled $0 and $1,698 for the years ended December 31, 2019 and 2018, respectively.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. During the years ended December 31, 2019 and 2018, the Company capitalized $0 and $176,177 related to software under the criteria discussed in this paragraph. These costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the years ended December 31, 2019 and 2018 was $58,725 and $27,074, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019 using the modified retrospective method, and adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases and (iii) not reassess its previously recorded initial direct costs. The Company made an accounting policy election to treat leases with a minimum term of 12 months or less as short-term leases. The adoption of ASC 842 had no impact to the Company’s consolidated financial statements, due to the Company’s current rental agreements for office space having minimum terms of less than 12 months. The Company currently has no right of use assets or liabilities recognized on its balance sheet related to lease agreements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – UNSECURED NOTES PAYABLE

During the year ended December 31, 2018, the Company entered into two insurance financing arrangements. The first agreement was for a value of $6,676, bearing an interest rate of 12.6%. The Company made a down payment of $1,988 and makes monthly payments of $549 through March 2019. The second agreement was for a value of $25,954, bearing an interest rate of 7.75%. The Company made a down payment of $6,676 and makes monthly payments of $1,997 through May 2019. Both of these agreements were paid in full as of December 31, 2019.

During the year ended December 31, 2019, the Company entered into two additional insurance financing arrangements. The first agreement was for a value of $32,875, bearing interest at 8.25%. The Company made a down payment of $8,406 and makes monthly payments of $2,813 through April 2020. The outstanding balance as of December 31, 2019 was $11,067. The second agreement was for a value of $10,312 bearing an interest rate of 12.6%. The Company made a down payment of $2,897 and makes monthly payments of $868 through March 2020. The outstanding balance of this agreement was $2,551 as of December 31, 2019.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

On February 7, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $83,000. The Company received net cash proceeds of $80,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on February 7, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. On August 6, 2019, the Company paid $120,996 related to the full extinguishment of the February 2019 PowerUp note including accrued interest at the time of retirement and additional fee of $34,722. As part of this extinguishment, remaining unamortized discount and deferred financing costs were expensed to interest expense.

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. As of December 31, 2019 and the date of this filing, the Company has not been provided with a notice of default as required of the lender. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender and recognized expense of $45,500. During the year ended December 31, 2019, the lender converted $50,000 of principal into 714,296 shares of common stock.

The Company determined that the conversion features should be accounted for as a derivative liability at the time of issuance of the notes. The Company estimated the fair value of the derivative liability at issuance to be $1,620,093, resulting in a day one loss of $1,071,339 using a Black Scholes model and the following assumptions: volatility of between 55% and 58% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six to nine months, an exercise price of $0.07 or $0.84 based on the lowest trading price during the previous 30 days, and a risk-free rate of between 1.9% and 2.5%. The initial value of the derivative liability was recorded as debt discount. The derivative liability is adjusted to fair value at each reporting period. Unamortized discount related to this convertible note was $0 as of December 31, 2019.

On May 22, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on May 22, 2020, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. The Company estimated the fair value of the derivative liability at issuance to be $227,487, resulting in a day one loss of $152,487 using a Black Scholes model and the following assumptions: volatility of 49% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months, an exercise price of $0.12 based on the lowest trading price during the previous 15 days, and a risk-free rate of 1.6%. The initial value of the derivative liability was recorded as debt discount. On November 26, 2019, the Company paid $113,826 related to the full extinguishment of the May 2019 PowerUp note including accrued interest at the time of retirement and additional fee of $31,809. As part of this extinguishment, remaining unamortized discount and deferred financing costs were expensed to interest expense.

On September 6, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,524 as of December 31, 2019 related to this convertible note.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on November 25, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,852 as of December 31, 2019 related to this convertible note.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $150,000. The Company received net cash proceeds of $131,000 after an original issue discount of $15,000 and fees of $4,000. The convertible note bears interest at 5% and matures on November 25, 2020, with interest accruing at a rate of 15% if the Company is in default. The note is convertible upon issuance through the maturity date into shares of common stock at a fixed price of $1.00 per share to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Beginning six months after the issuance of the note, the holder may convert the note at any time, at a price based on the lower of the fixed price of $1.00 per share or 75% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $17,132 as of December 31, 2019 related to this convertible note.

On December 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $110,000. The Company received net cash proceeds of $97,000 after an original issue discount of $10,000 and fees of $3,000. The lender also received 35,000 shares of common stock as a deferred finance cost, with a fair value of $8,407. The convertible note bears interest at 10% and matures on December 10, 2020, with interest accruing at a rate of 24% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on the lessor of 1) $0.24, or 2) the lesser of 62% of the lowest trade price or the closing bid price during the 20 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $20,179 as of December 31, 2019 related to this convertible note.

The following table summarizes outstanding convertible notes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible note dated March 29, 2019, maturing September 30, 2019	$700,000	$–
Convertible note dated September 6, 2019, maturing September 6, 2021	153,000	–
Convertible note dated November 25, 2019, maturing November 25, 2021	78,000	–
Convertible note dated November 25, 2019, maturing November 25, 2020	150,000	–
Convertible note dated December 10, 2019, maturing December 10, 2020	110,000	–
Total	1,191,000	–
Debt discount and deferred finance costs on long-term convertible notes	(5,376)	–
Debt discount and deferred finance costs on short-term convertible notes	(37,310)	–
Current convertible notes payable, net of discount	(922,690)	–

Total long-term convertible notes payable, net	$225,624	$–

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2019:

Fair value measured at December 31, 2019
	Total carrying value at December 31 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$470,331	$–	$–	$470,331

The fair values of derivatives at the date of issuance during the year ended December 31, 2019 were estimated using a Black Scholes model and the following assumptions: volatility of between 49% and 58% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months to one year, an exercise price of between $0.07 and $0.84, and a risk-free rate of between 1.6% and 2.5%.

The fair value of derivatives as of December 31, 2019 was estimated using a Black Scholes model and the following assumptions: volatility of 46% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of three months, an exercise price of $0.126, and a risk-free rate of 1.6%. There were no liabilities measured at fair value on a recurring basis as of December 31, 2018. There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2019.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2019:

Fair value as of December 31, 2018	$–
Fair value on the date of issuance recorded as a debt discount	725,753
Fair value on the date of issuance recorded as a loss on derivative	1,308,722
Extinguishment of liability due to conversion to equity	(163,774)
Extinguishment of liability due to cash payment of debt	(414,383)
Gain on change in fair value of derivatives	(985,987)
Fair value as of December 31, 2019	$470,331

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2019, the Company entered into three additional agreements whereby the Company will pay two contractors $2,000 per month for a six month term, and one contractor $7,500 per month over 12 months. These contractors may also receive shares of common stock depending on certain performance targets as discussed in Note 6.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of Preferred Stock authorized. On November 18, 2019, the Company’s Board of Directors designated 1,000,000 of those preferred shares as “Series A Preferred Stock.” Each share of Series A Preferred Stock has voting rights equal to 250 shares of common stock, with a total of 250,000,000 votes available to holders of the Series A Preferred Stock. The Series A Preferred Stock has no conversion rights, no dividend rights and no liquidation preference. The Board of Directors concurrently authorized the issuance of 500,000 shares of Series A Preferred Stock each to Steven Raack, the Company’s Chief Executive Officer, and Thomas Raack, the Company’s Chief Financial Officer. These shares were valued at $2,018,000 based on the estimate value of obtaining voting control of the Company. The Company recognized this fair value as compensation during the year ended December 31, 2019.

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

On the Effective Date, our total authorized shares of Common Stock increased from 45,000,000 to 112,500,000 shares, and the par value of $0.001 remained the same. On November 22, 2019, a majority of the Company’s shareholders approved an increase in the authorized common shares from 112,500,000 to 195,000,000.

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

During the years ended December 31, 2019 and 2018, the Company entered into various agreements with third parties to provide legal, consulting and marketing services. These agreements generally contain performance conditions such as the completion of certain milestones and sales targets through January 2021. Certain agreements contained service conditions grants of common stock upon signing the agreement, or at recurring periods of 90 days. The Company begins recognizing compensation cost for performance awards when the satisfaction of the performance milestone considered probable. Any awards with service only conditions are recognized over the requisite service period. Certain of these agreements also awarded common stock warrants, which are disclosed below under “Common Stock Warrants”

The following table summarizes the common share activity related to these agreements for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Common shares to be issued, beginning balance	1,882,500	–
Shares awarded	2,612,500	3,399,000
Forfeited	(752,500)	–
Shares issued	(1,995,000)	(1,516,500)
Remaining shares to be issued, ending balance	1,747,500	1,882,500

During the years ended December 31, 2019 and 2018, the Company recognized expense of $2,436,071 and $1,712,207, respectively related to these awards. As of December 31, 2019, the Company expects to recognize a total of $2,237,203 of expense related to the above shares that have not yet vested, assume all vest.

Bruce Lee Beverage Agreement

On December 31, 2018, the Company entered into a business alliance agreement with Bruce Lee Beverage, LLC. (“BLB”). Under the terms of the agreement, the parties will develop a new product utilizing the intellectual property of BLB, with an initial term of five years and automatic five-year renewals thereafter unless terminated by either party with 120 days’ prior written notice. The Company issued 150,000 shares of common stock to BLB on December 31, 2018, and an additional 350,000 shares in January 2019, which are included in the table above.

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

Pursuant to the terms of milestone, the Company issued 500,000 shares of common stock and 500,000 warrants to BLB in June 2019, which are reflected in the tables within this note.

Through December 31, 2019, the Company paid a total of $269 for royalties earned under the agreement.

Common Stock Warrants

Certain of the agreements noted above also awarded common stock purchase warrants to certain third parties. These warrants are earned upon the recipient earning certain performance metrics. Certain of the agreements issued warrants to the recipient upon execution of the agreement.

The following table summarizes warrant activity for the year ended December 31, 2019:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2018	–	$–	–
Granted	4,440,000	1.33	3.3
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at December 31, 2019	4,440,000	$1.33	2.6
Exercisable at December 31, 2019	1,334,000	$1.13	1.6

As of December 31, 2019, the outstanding and exercisable warrants had no intrinsic value. The Company recognized compensation expense of $584,279 and $0 during the years ended December 31, 2019 and 2018, respectively related to the warrants. The Company expects to recognize a total of $1,547,148 of expense related to all warrants that have not yet vested, assume all vest.

The fair value of the stock warrants described above were estimated using a Black Scholes option pricing model and the following assumptions:

	Year ended December 31, 2019	Year ended December 31, 2018
Risk-Free Rate	1.4%-2.3%	2.6%
Volatility (using peer group of comparable companies)	62.2%-62.8%	60.1%
Dividend Yield	0%	0%
Expected Term	4 years	2 years

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. Diluted net earnings (loss) per common share excludes any impact from the 4,440,000 warrants outstanding (including 1,334,000 that are exercisable as of December 31, 2019), and 5,555,556 shares of common stock issuable under notes payable that are convertible as of December 31, 2019 as their impact would be antidilutive. There were no dilutive instruments outstanding as of December 31, 2018.

	Year ended December 31,	Year ended December 31,
	2019	2018
Numerator:

Net loss	$(6,845,944)	$(2,228,620)

Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	30,958,296	28,643,855

Basic and diluted net loss per common share attributed to stockholders	$(0.22)	$(0.08)

NOTE 8 – INCOME TAXES

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

	Year ended December 31,	Year ended December 31,
	2019	2018

Expected federal income tax benefit at statutory rate	$(1,437,600)	$(468,000)
Nondeductible expenses	1,242,100	359,600
Change in valuation allowance	195,500	108,400
Income tax benefit	$–	$–

Significant components of the Company's deferred tax assets are as follows:

	As of December 31, 2019	As of December 31, 2018
Deferred tax asset before valuation allowance	306,000	110,000
Valuation allowance	(306,000)	(110,000)
Net deferred tax asset	$–	$–

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The Company believes that carryforward limitations will be applied to the historical net operating losses due to the recent change of control transition. The Company's cumulative net operating loss carry forward of approximately $1,455,000 will begin to expire in the year 2038.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2019 and 2018. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

NOTE 9 – TRANSACTION WITH RELATED PARTIES

In November 2019, the Company issued 500,000 shares of Series A Preferred Stock to each of its CEO and CFO. See Note 6.

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

The Agreement grants Vitalibis an exclusive license for the newkleus patent-pending, user-generated content (UGC) technology for all applications in the cannabis industry. The integration of the newkleus technology allows Vitalibis to create an interactive digital community, while concurrently acquiring valuable user data and content, all of which Vitalibis anticipates will (1) increase customer acquisition and retention and (2) build direct, meaningful and loyal customer relationships.

The Company paid 200,000 shares upon execution of the agreement and a monthly fee ranging from $0 to $2,000 depending on volume of usage. In addition, newkleus provides operational and business development consulting services.

The Company has not paid any fees under this agreement to date.

During the year ended December 31, 2018, $200 of cash was contributed to the Company by the Chief Financial Officer to open the Company’s bank account.

NOTE 10– SUBSEQUENT EVENTS

On January 1, 2020, the lender of the March 29, 2019 convertible promissory note converted $40,000 in principal under the note into 322,581 shares of common stock pursuant to the terms of the agreement. After this conversion there was $660,000 of principal remaining outstanding on this note.

In February 2020, the Company issued 50,000 shares of common stock to advisors under 2019 agreements.

On February 7, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on February 7, 2022, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date.

On March 10, 2020, the holder of the September 6, 2019 convertible promissory note converted $17,000 of principal into 326,923 shares of common stock. The conversion was in accordance with the terms of the note and no gain or loss was recognized. There is $136,000 of principal remaining on this convertible note after this conversion.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALIBIS, INC.

Date: March 13, 2020	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

28