Form 10-Q
period 2020-03-31
Vitalibis, Inc.
filed 2020-05-15
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Common Stock, $.001 par value	57,742,555

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VITALIBIS, INC.

VITALIBIS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$11,635	$65,615
Accounts receivable, net	–	1,687
Prepaid expenses	18,591	86,390
Inventory	357,391	270,732
Total current assets	387,617	424,424

Long term assets
Website development, net	75,697	90,378

Total assets	$463,314	$514,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$132,691	$77,933
Unsecured notes payable	2,800	13,617
Derivative liability	769,184	470,331
Current portion of convertible notes payable, net	1,182,605	922,690
Total current liabilities	2,087,280	1,484,571

Convertible notes payable, net	158,939	225,624

Total liabilities	2,246,219	1,710,195

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock; $.001 par value, 195,000,000 shares authorized, 35,298,085 shares issued and 32,383,196 shares issued outstanding as of March 31, 2020 and December 31, 2019, respectively	35,298	32,383
Additional paid-in capital	8,505,793	8,170,692
Accumulated deficit	(10,324,996)	(9,399,468)
Total stockholders’ deficit	(1,782,905)	(1,195,393)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$463,314	$514,802

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$50,162	$139,585
Cost of Goods Sold	(21,618)	(88,497)

Gross Profit	28,544	51,088

Operating expenses:
Selling, general and administrative expenses	186,576	2,448,406
Professional fees	43,196	47,841

Loss from operations	(201,228)	(2,445,159)

Interest expense	(396,576)	(3,340)
Derivative gain (loss)	(327,724)	–

Loss before provision for income taxes	(925,528)	(2,448,499)
Provision for income taxes	–	–

Net loss	$(925,528)	$(2,448,499)

Net loss per common share – basic and diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding – basic and diluted	32,765,279	30,165,622

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Series A Preferred Stock		Common stock		Additional
	Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2019	1,000,000	$1,000	32,383,196	$32,383	$8,170,692	$(9,399,468)	$(1,195,393)

Shares issued for services	–	–	50,000	50	62,095	–	62,145
Shares issued for conversion of notes payable	–	–	2,864,889	2,865	94,135	–	97,000
Extinguishment of derivative liability due to conversion	–	–	–	–	178,871	–	178,871
Net loss	–	–	–	–	–	(925,528)	(925,528)
Balance at March 31, 2020	1,000,000	$1,000	35,298,085	$35,298	$8,505,793	$(10,324,996)	$(1,782,905)

	Share Capital		Common stock		Additional
	Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	–	$–	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

Shares and warrants issued for services	–	–	857,500	857	2,230,534	–	2,231,391
Net loss	–	–	–	–	–	(2,448,499)	(2,448,499)
Balance at March 31, 2019	–	$–	30,496,400	$30,496	$5,144,437	$(5,002,023)	$172,910

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(925,528)	$(2,448,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	14,681	14,681
Amortization of debt discount and deferred financing costs	365,230	5,688
Derivative gain (loss)	327,724	–
Stock-based compensation	62,145	2,231,391
Changes in operating assets and liabilities:
Accounts receivables	1,687	(90)
Inventory	(86,659)	34,600
Prepaid expenses	67,799	1,234
Deferred revenue	–	(105,159)
Accounts payable and accrued liabilities	54,758	(19,694)
Net cash used in operating activities	(118,163)	(285,848)

Cash flow from financing activities:
Proceeds from convertible notes payable	78,000	188,000
Payment of deferred financing costs	(3,000)	(6,000)
Repayments on unsecured notes payable	(10,817)	(7,452)
Net cash provided by financing activities	64,183	174,548

NET CHANGE IN CASH	(53,980)	(111,300)
CASH AT BEGINNING OF PERIOD	65,615	171,979
CASH AT END OF PERIOD	$11,635	$60,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$184
Cash paid for income taxes	$–	$–

Non-cash transactions
Discount on convertible notes payable	$150,000	$21,000
Common stock issued for conversion of notes payable	$97,000	$–
Extinguishment of derivative liability from conversion of notes payable	$178,871	$–
Increase in convertible notes payable due to default	$316,000	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2019 have been omitted.

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

As of March 31, 2020 and December 31, 2019, inventory consists of the following components:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$44,515	$44,515
Finished products	312,876	226,217
Total inventory	$357,391	$270,732

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

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

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the three months ended March 31, 2020, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of March 31, 2020 and December 31, 2019, the Company had no deferred revenue related to unsatisfied performance obligations.

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

Advertising and promotional costs are expensed as incurred and totaled $276 and $3,848 in the three months ended March 31, 2020 and 2019, respectively. Research and development costs are expensed as incurred. There were no research and development costs during the three months ended March 31, 2020 and 2019.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. Capitalized costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the three months ended March 31, 2020 and 2019 was $14,681.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – UNSECURED NOTE PAYABLE

During the year ended December 31, 2019, the Company entered into two insurance financing arrangements. The first agreement was for a value of $32,875, bearing interest at 8.25%. The Company made a down payment of $8,406 and makes monthly payments of $2,813 through April 2020. The outstanding balance as of March 31, 2020 was $2,800. The second agreement was for a value of $10,312 bearing an interest rate of 12.6%. The Company made a down payment of $2,897 and makes monthly payments of $868 through March 2020. The outstanding balance of this agreement was $0 as of March 31, 2020.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. During the year ended December 31, 2019, the lender converted $50,000 of principal into 714,296 shares of common stock in accordance with the terms of the agreement. During the three months ended March 31, 2020, the lender converted $68,000 of principal into 1,922,581 shares of common stock. The conversions were in accordance with the terms of the note and no gain or loss was recognized.

On March 13, 2020, the lender provided the Company with notice of default of the convertible promissory note. In accordance with the terms of the agreement, an additional $316,000 of principal became due and payable, and the Company began accruing interest expense at the default rate of 22%. The additional principal was recorded as debt discount and amortized to interest expense immediately. As of March 31, 2020, there is $948,000 of principal outstanding on this convertible promissory note in default.

On September 6, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. The Company determined that the conversion features should be accounted for as a derivative liability at the time of issuance of the notes. Unamortized discount and deferred financing costs were $115,800 as of March 31, 2020 related to this convertible note. During the three months ended March 31, 2020, the holder converted $29,000 of principal into 942,308 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There is $124,000 of principal remaining on this convertible note after these conversions.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on November 25, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $2,479 as of March 31, 2020 related to this convertible note.

On April 29, 2020, the Company received a notice of default from the holder of the September 6, 2019 convertible note payable, the November 25 ,2019 convertible note payable with $78,000 of principal and the February 7, 2020 convertible note payable, as a result of insufficient shares authorized to settle conversion of these notes payable. As a result of the default notice, each of these notes became due and payable immediately, interest is accrued at the default rate of 22%, and the principal balance outstanding at the time of default is doubled. The total debt outstanding on these notes after giving effect to the default is $463,000.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $150,000. The Company received net cash proceeds of $131,000 after an original issue discount of $15,000 and fees of $4,000. The convertible note bears interest at 5% and matures on November 25, 2020, with interest accruing at a rate of 15% if the Company is in default. The note is convertible upon issuance through the maturity date into shares of common stock at a fixed price of $1.00 per share to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Beginning six months after the issuance of the note, the holder may convert the note at any time, at a price based on the lower of the fixed price of $1.00 per share or 75% of the lowest trading price during the 15 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $10,539 as of March 31, 2020 related to this convertible note.

On December 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $110,000. The Company received net cash proceeds of $97,000 after an original issue discount of $10,000 and fees of $3,000. The lender also received 35,000 shares of common stock as a deferred finance cost, with a fair value of $8,407. The convertible note bears interest at 10% and matures on December 10, 2020, with interest accruing at a rate of 24% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on the lessor of 1) $0.24, or 2) the lesser of 62% of the lowest trade price or the closing bid price during the 20 trading days prior to the conversion date. Unamortized discount and deferred financing costs were $14,856 as of March 31, 2020 related to this convertible note.

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

The following table summarizes outstanding convertible notes as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible note dated March 29, 2019, maturing September 30, 2019	$948,000	$700,000
Convertible note dated September 6, 2019, maturing September 6, 2021	124,000	153,000
Convertible note dated November 25, 2019, maturing November 25, 2021	78,000	78,000
Convertible note dated November 25, 2019, maturing November 25, 2020	150,000	150,000
Convertible note dated December 10, 2019, maturing December 10, 2020	110,000	110,000
Convertible note dated February 7, 2020, maturing February 7, 2022	78,000	–
Total	1,488,000	1,191,000
Debt discount and deferred finance costs on long-term convertible notes	(121,061)	(5,376)
Debt discount and deferred finance costs on short-term convertible notes	(25,395)	(37,310)
Current convertible notes payable, net of discount	(1,182,605)	(922,690)

Total long-term convertible notes payable, net	$158,939	$225,624

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2020 and December 31, 2019:

Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$769,184	$–	$–	$769,184

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$470,331	$–	$–	$470,331

The fair values of derivatives at the date of issuance during the three months ended March 31, 2020 were estimated using a Black Scholes model and the following assumptions: volatility of between 53% and 65% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of three months to one and a half years, an exercise price of between $0.028 and $0.06825, and a risk-free rate of between 0.28% and 0.63%.

The fair value of derivatives as of March 31, 2020 was estimated using a Black Scholes model and the following assumptions: volatility of 59% and 81% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of between three months and one and a half years, an exercise price of $0.0.0195-$0.021, and a risk-free rate of 0.11-0.20%. There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2020. As of March 31, 2020, outstanding convertible debt principal is convertible into 51,501,832 shares of common stock.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2020:

Fair value as of December 31, 2019	$470,331
Fair value on the date of issuance recorded as a debt discount	150,000
Fair value on the date of issuance recorded as a loss on derivative	42,827
Extinguishment of liability due to conversion to equity	(178,871)
Loss on change in fair value of derivatives	284,897
Fair value as of March 31, 2020	$769,184

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

During the year ended December 31, 2019, the Company entered an agreement whereby the Company pays a contractor $2,000 per month for a six month term, and the contractor may also receive shares of common stock depending on certain performance targets as discussed in Note 6.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Common Stock

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

The following table summarizes the common share activity related to these agreements for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Common shares to be issued, beginning balance	1,747,500
Shares awarded for potential future issuance	50,000
Forfeited	(375,000)
Shares issued	(50,000)
Remaining shares to be issued, ending balance	1,372,500

In February 2020, the Company issued 50,000 shares of common stock to advisors under 2019 agreements. During the three months ended March 31, 2020 and 2019, the Company recognized expense of $62,145 and $2,231,391, respectively related to these awards. As of March 31, 2020, the Company expects to recognize a total of $1,995,947 of expense related to the above shares that have not yet vested, assume all vest.

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

During the three months ended March 31, 2020 and 2019, the Company paid a total of $269 and $0, respectively, for royalties earned under the agreement.

Common Stock Warrants

Certain of the agreements noted above also awarded common stock purchase warrants to certain third parties. These warrants are earned upon the recipient earning certain performance metrics. Certain of the agreements issued warrants to the recipient upon execution of the agreement.

The following table summarizes warrant activity for the three months ended March 31, 2020:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2019	4,440,000	$1.33	2.6
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at March 31, 2020	4,440,000	$1.33	2.30
Exercisable at March 31, 2020	1,334,000	$1.13	1.35

As of March 31, 2020, the outstanding and exercisable warrants had no intrinsic value. The Company recognized compensation expense of $0 and $175,082 during the three months ended March 31, 2020 and 2019, respectively related to the warrants. The Company expects to recognize a total of $1,547,148 of expense related to all warrants that have not yet vested, assume all vest.

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. As of March 31, 2020, diluted net earnings (loss) per common share excludes any impact from the 4,400,000 warrants outstanding (including 1,334,000 that are exercisable as of March 31, 2020), and 51,501,832 shares of common stock issuable under notes payable that are convertible as of March 31, 2020 as their impact would be antidilutive. As of March 31, 2019, diluted net earnings (loss) per common share excludes any impact from the 3,500,000 warrants outstanding (including 834,000 that are exercisable as of March 31, 2019) as their impact would be antidilutive.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(925,528)	$(2,448,499)
Denominator

Denominator for basic and diluted net loss per common share - weighted average of common shares	32,765,279	30,165,622
Basic and diluted net loss per common share attributed to stockholders	$(0.03)	$(0.08)

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

NOTE 9 – SUBSEQUENT EVENTS

On April 29, 2020, the Company received a notice of default from the holder of the September 6, 2019 convertible note payable, the November 25,2019 convertible note payable with $78,000 of principal and the February 7, 2020 convertible note payable, as a result of insufficient shares authorized to settle conversion of these notes payable. As a result of the default notice, each of these notes became due and payable immediately, interest is accrued at the default rate of 22%, and the principal balance outstanding at the time of default is doubled.

In April and May 2020, the holder of the September 6, 2019 convertible promissory note converted $124,000 of principal and $7,650 of accrued interest into 19,158,756 shares of common stock, retiring the note in full. Also in April 2020, the holder of the March 29, 2019 convertible promissory note that is currently in default converted $23,000 of principal into 3,285,714 shares of common stock.

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

Operations

We market and sell consumer products containing full spectrum phytocannabinoid rich hemp oil with naturally occurring CBD under our Vitalibis® brand in a range of market sectors including wellness, and personal care. We currently distribute 8 Vitalibis® branded products and we expect to continue to add new products to our Vitalibis® portfolio to enhance our line of full spectrum phytocannabinoid rich hemp products with naturally occurring cannabidiol (CBD) and hemp-related consumer products. We also expect to develop and launch new brands under the Vitalibis® product development umbrella to more effectively market and sell certain products. We also sell water soluble full spectrum phytocannabinoid rich hemp powder with naturally occurring cannabidiol (CBD) acquired through our supply relationships in the United States to various customers that produce products for resale into the market. We also began offering non-exclusive leases of our proprietary Vitalibis® technology back-end, which is being offered as a Software as a Service (SaaS) platform.

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

As of March 31, 2020, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

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

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. On April 3, 2019, the Company issued 35,000 shares to this lender. During the year ended December 31, 2019, the lender converted $50,000 of principal into a total of 714,296 shares of common stock. During the three months ended March 31, 2020, the lender converted $68,000 of principal into 1,922,581 shares of common stock. On March 13, 2020, the lender provided the Company with notice of default of the convertible promissory note. In accordance with the terms of the agreement, an additional $316,000 of principal became due and payable, and the Company began accruing interest expense at the default rate of 22%. The additional principal was recorded as debt discount and amortized to interest expense immediately. As of March 31, 2020, there is $948,000 of principal outstanding on this convertible promissory note in default. Subsequent to March 31, 2020, the lender converted an additional $23,000 of principal into 3,285,714 shares of common stock.

On September 6, 2019, the Company entered into a convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. During the three months ended March 31, 2020, the holder converted $29,000 of principal into 942,308 shares of common stock. Subsequent to March 31, 2020, the lender converted an additional $124,000 of principal and $7,650 of accrued interest into 19,158,756 shares of common stock.

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

On April 29, 2020, the Company received a notice of default from the holder of the September 6, 2019 convertible note payable, the November 25,2019 convertible note payable with $78,000 of principal and the February 7, 2020 convertible note payable, as a result of insufficient shares authorized to settle conversion of these notes payable. As a result of the default notice, each of these notes became due and payable immediately, interest is accrued at the default rate of 22%, and the principal balance outstanding at the time of default is doubled. The total debt outstanding on these notes after giving effect to the default is $463,000.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue and Gross Profit

During the three months ended March 31, 2020, the Company generated $50,162 in revenue and $28,544 in gross profit. During the three months ended March 31, 2019, the Company generated $139,585 in revenue and $51,088 in gross profit. The decrease in revenue and gross profit is primarily related to a bulk product sale to a single customer in the prior period that did not occur in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $186,576 and $2,448,406, respectively for the three months ended March 31, 2020 and 2019, a decrease of $2,261,830. The decrease was primarily due to lower stock-based compensation and lower executive officer compensation in the current period

Professional fees

Professional fees amounted to $43,196 and $47,481, respectively for the three months ended March 31, 2020 and 2019. The decrease of $4,645 was primarily due to decreased audit fees.

Interest expense

Interest expense was $396,576 for the three months ended March 31, 2020 compared to $3,340 for the three months ended March 31, 2019. The interest expense primarily relates to the Company’s recently issued convertible notes, including amortization of discount and deferred financing fees of $365,230.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Net cash used in operating activities	$(118,163)	$(285,848)
Net cash provided by operating activities	64,183	174,548
Net effect on cash	$(53,980)	$(111,300)

Operating Activities

The cash used in operating activities of $118,163 for the three months ended March 31, 2020 was primarily due to selling, general and administrative costs as the Company increased its operations during the current period and uses of working capital.

Financing Activities

The cash provided by financing activities of $64,183 during the three months ended March 31, 2020 was primarily from one convertible debt issuance, which provided proceeds of $78,000, offset by payments of debt issuance costs of $3,000 and payments on unsecured notes payable of $10,817. During the three months ended March 31, 2019, the cash provided by financing activities of $174,548 was primarily from two convertible debt issuances, which provided proceeds of $188,000, offset by payments of debt issuance costs of $6,000 and payments on unsecured notes payable of $7,452.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will increase over the next few years and may be significantly higher if our business volume and transactional activity increases but we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2020, total liabilities increased to $2,246,219 from $1,710,195 as of December 31, 2019, mainly due to the convertible debt issuances by the Company during the current period.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2019, and our unaudited financial statements for the quarter ended March 31, 2020, include a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

PART II – OTHER INFORMATION

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

VITALIBIS, INC.

Date: May 15, 2020	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

