Form 10-Q
period 2020-06-30
Vitalibis, Inc.
filed 2020-08-14
CIK 1636509

Table of Contents

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2020
Common Stock, $.001 par value	170,937,751

PART I - FINANCIAL INFORMATION

ITEM 1— FINANCIAL STATEMENTS

VITALIBIS, INC.

(Debtor-in-Possession)

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$14,648	$65,615
Accounts receivable, net	1,200	1,687
Prepaid expenses	29,004	86,390
Inventory	336,902	270,732
Total current assets	381,754	424,424

Long term assets
Website development, net	61,016	90,378

Total assets	$442,770	$514,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$8,393	$77,933
Unsecured notes payable	–	13,617
Derivative liability	–	470,331
Current portion of convertible notes payable, net	–	922,690
Total current liabilities	8,393	1,484,571

Liabilities subject to compromise	2,129,365	–
Convertible notes payable, net	–	225,624
Total long term liabilities	2,129,365	225,624

Total liabilities	2,137,758	1,710,195

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock; $.001 par value, 495,000,000 shares authorized, 153,794,894 shares issued and 32,383,196 shares issued outstanding as of June 30, 2020 and December 31, 2019, respectively	153,795	32,383
Additional paid-in capital	9,348,484	8,170,692
Accumulated deficit	(11,198,267)	(9,399,468)
Total stockholders’ deficit	(1,694,988)	(1,195,393)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$442,770	$514,802

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

(Debtor-in-Possession)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$49,332	$40,204	$99,494	$179,789
Cost of Goods Sold	(26,122)	(18,284)	(47,740)	(106,781)

Gross Profit	23,210	21,920	51,754	73,008

Operating expenses:
Selling, general and administrative expenses	83,871	756,416	270,447	3,204,822
Professional fees	1,516	81,700	44,712	129,541
Total operating expenses	85,387	838,116	315,159	3,334,363

Loss from operations	(62,177)	(816,196)	(263,405)	(3,261,355)

Other income (expense)
Reorganization costs	(161,441)	–	(161,441)	–
Other income	2,000	–	2,000	–
Interest expense	(458,004)	(119,787)	(854,580)	(123,127)
Derivative loss	(193,649)	(116,208)	(521,373)	(116,208)
Total other income (expense)	(811,094)	(235,995)	(1,535,394)	(239,335)

Loss before provision for income taxes	(873,271)	(1,052,191)	(1,798,799)	(3,500,690)
Provision for income taxes	–	–	–	–

Net loss	$(873,271)	$(1,052,191)	$(1,798,799)	$(3,500,690)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Weighted average common shares outstanding – basic and diluted	70,016,548	30,889,916	51,468,125	30,541,704

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

(Debtor-in-Possession)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Series A Preferred Stock		Common stock		Additional
	Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2019	1,000,000	$1,000	32,383,196	$32,383	$8,170,692	$(9,399,468)	$(1,195,393)

Shares issued for services	–	–	50,000	50	62,095	–	62,145
Shares issued for conversion of notes payable	–	–	2,864,889	2,865	94,135	–	97,000
Extinguishment of derivative liability due to conversion	–	–	–	–	178,871	–	178,871
Net loss	–	–	–	–	–	(925,528)	(925,528)
Balance at March 31, 2020	1,000,000	1,000	35,298,085	35,298	8,505,793	(10,324,996)	(1,782,905)

Shares issued for services	–	–	–	–	4,022	–	4,022
Shares issued for conversion of notes payable	–	–	118,496,809	118,497	385,971	–	504,468
Extinguishment of derivative liability due to conversion	–	–	–	–	452,698	–	452,698
Net loss	–	–	–	–	–	(873,271)	(873,271)
Balance at June 30, 2020	1,000,000	$1,000	153,794,894	$153,795	$9,348,484	$(11,198,267)	$(1,694,988)

	Share Capital		Common stock		Additional
	Number of		Number of		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	–	$–	29,638,900	$29,639	$2,913,903	$(2,553,524)	$390,018

Shares and warrants issued for services	–	–	857,500	857	2,230,534	–	2,231,391
Net loss	–	–	–	–	–	(2,448,499)	(2,448,499)
Balance at March 31, 2019	–	–	30,496,400	30,496	5,144,437	(5,002,023)	172,910

Shares and warrants issued for services	–	–	927,500	927	531,182	–	532,109
Net loss	–	–	–	–	–	(1,052,191)	(1,052,191)
Balance at June 30, 2019	–	$–	31,423,900	$31,423	$5,675,619	$(6,054,214)	$(347,172)

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

(Debtor-in-Possession)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(1,798,799)	$(3,500,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	29,362	29,362
Amortization of debt discount, penalties and deferred financing costs	970,420	109,906
Derivative loss	521,373	116,208
Stock-based compensation	66,167	2,763,500
Changes in operating assets and liabilities:
Accounts receivables	487	–
Inventory	(66,170)	(104,466)
Prepaid expenses	67,802	48,534
Deferred revenue	–	(105,159)
Accounts payable and accrued liabilities	31,631	37,225
Net cash used in operating activities	(177,727)	(605,580)

Cash flow from financing activities:
Proceeds from convertible notes payable	78,000	466,000
Proceeds from SBA Loan	68,300	–
Payment of deferred financing costs	(3,000)	(9,000)
Repayments on unsecured notes payable	(16,540)	(11,389)
Net cash provided by financing activities	126,760	445,611

NET CHANGE IN CASH	(50,967)	(159,969)
CASH AT BEGINNING OF PERIOD	65,615	171,979
CASH AT END OF PERIOD	$14,648	$12,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$238	$240
Cash paid for income taxes	$–	$–

Non-cash transactions
Discount on convertible notes payable	$514,100	$148,753
Common stock issued for conversion of notes payable and accrued interest	$601,468	$–
Extinguishment of derivative liability from conversion of notes payable	$631,569	$–
Note payable issued for prepaid expenses	$10,416	$–

The accompanying notes are an integral part of these unaudited financial statements.

VITALIBIS, INC.

(Debtor-in-Possession)

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

Chapter 11 Proceedings

On June 15, 2020, Vitalibis, Inc. (the “Debtor”), filed a voluntary petition (the “Bankruptcy Petition”), for reorganization under chapter 11 of the United States Bankruptcy Code, (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”). The Company continues to operate its business and manage its wellness and technology assets as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the Bankruptcy Code and orders of the Court. The Company has filed a number of customary “first day” motions seeking Court authorization to support its operations during the court-supervised process. The Company expects to receive Court approval for these requests shortly.

Effect of the Bankruptcy Proceedings

During the bankruptcy proceedings, the Debtor conducts normal business activities and was authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases.

Fresh Start Accounting

ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization items, net” on our Statement of Operations (“Statement of Operations”) for the three months ended June 30, 2020. In addition, prepetition unsecured or undersecured obligations that may be impacted by the bankruptcy reorganization process have been classified as “Liabilities subject to compromise” on our balance sheet as of June 30, 2020. These liabilities are reported at the amounts allowed or expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In accordance with ASC 852, we anticipate we will be required to adopt fresh-start accounting upon our emergence from the Chapter 11 proceedings, becoming a new entity for financial reporting purposes (“successor”). In order to adopt fresh-start accounting, The Company will have to meet the following conditions: (1) holders of existing shares of the predecessor entity immediately before the effective date of the consummation of the Plan of Reorganization (the “Effective Date”) received, collectively, less than 50 percent of the voting shares of the successor entity and (2) the reorganization value of the successor is less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date. As of June 30, 2020, we expect that these conditions will be met.

Financial Statement Classification of Liabilities Subject to Compromise

The Company's financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that are being addressed in the chapter 11 case. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims may remain unimpaired under the Plan and may remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

The following table summarizes the components of liabilities subject to compromise included on the Company’s balance sheets as of June 30, 2020:

June 30, 2020
Accounts payable and accrued liabilities	$78,171
Unsecured notes payable	7,493
U.S. Small Business Administration loan payable	68,300
Derivative liability	874,235
Convertible notes payable	1,101,166
Total liabilities subject to compromise	$2,129,365

Reorganization Items

The Debtors have incurred significant costs associated with the reorganization, principally professional fees. The amount of these costs, which are being expensed as incurred, significantly affect the Company's results of operations.

The following table summarizes the components included in reorganization items in the Company's statements of operations for the three and six months ended June 30, 2020:

Three and Six Months June 30, 2020
Reorganization legal and professional fees	$10,103
Deferred loan costs and debt discount expensed	151,338
Total reorganization costs	$161,441

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the financial statements are as follows:

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended December 31, 2019 have been omitted.

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

As of June 30, 2020 and December 31, 2019, inventory consists of the following components:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$41,497	$44,515
Finished products	295,405	226,217
Total inventory	$336,902	$270,732

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

Performance Obligations

Product sales are recognized all of the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. Payment is received before shipment of the product. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to customers are included in net sales. Various taxes on the sale of products and enrollment packages to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority. The Company allows for customers to return unopened products within 45 days. During the six months ended June 30, 2020, there were a trivial amount of refunds processed for returned product.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company may at times receive payment by credit card at the time customer places an order. Amounts received for undelivered product are considered a contract liability and are recorded as deferred revenue. As of June 30, 2020 and December 31, 2019, the Company had no deferred revenue related to unsatisfied performance obligations.

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

Advertising and promotional costs are expensed as incurred and totaled $0 and $276 in the three and six months ended June 30, 2020, respectively and $30,674 and $34,522 in the three and six months ended June 30, 2019, respectively. Research and development costs are expensed as incurred. There were no research and development costs during the six months ended June 30, 2020 and 2019.

Website Development Cost

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 2 to 5 years once the related project has been completed and deployed for customer use. At time the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually. Capitalized costs are related to the development of our website and customer portal. The Company amortizes capitalized costs over an estimated useful life of three years. Amortization expense for the six months ended June 30, 2020 and 2019 was $29,362.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –NOTES PAYABLE

In June 2020, the Company entered into an unsecured insurance financing arrangement for a value of $10,416, bearing interest at 12.35%. The Company made a down payment of $2,933 and is obligated to make monthly payments of $876 through March 2021. The outstanding balance of this agreement was $7,493 as of June 30, 2020.

Effective June 10, 2020, the Company received $68,300 under the United States Small Business disaster loan program. The loan bears interest at 3.75%, and the Company is required to begin making monthly payments of $334 in June 2021 for a period of 30 years. The loan grants the SBA a security interest in all assets of the Company. The Company also received a $2,000 assistant grant, which is included in other income on the Company’s statements of operations.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. During the year ended December 31, 2019, the lender converted $50,000 of principal into 714,296 shares of common stock in accordance with the terms of the agreement. During the six months ended June 30, 2020, the lender converted $161,102 of principal into 22,782,707 shares of common stock. The conversions were in accordance with the terms of the note and no gain or loss was recognized.

On March 13, 2020, the lender provided the Company with notice of default of the convertible promissory note. In accordance with the terms of the agreement, an additional $349,534 of principal became due and payable, and the Company began accruing interest expense at the default rate of 22%. The additional principal was recorded as debt discount and amortized to interest expense immediately. As of June 30, 2020, there is $888,432 of principal outstanding on this convertible promissory note in default.

On September 6, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. The Company determined that the conversion features should be accounted for as a derivative liability at the time the notes became convertible. During the six months ended June 30, 2020, the holder converted $153,000 of principal and $7,650 of accrued interest into 20,101,064 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There is not outstanding balance on this convertible note payable.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on November 25, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. On April 29, 2020, the Company received a notice of default from the holder of the September 6, 2019 convertible note payable, the November 25, 2019 convertible note payable with $78,000 of principal and the February 7, 2020 convertible note payable, as a result of insufficient shares authorized to settle conversion of these notes payable. As a result of the default notice, each of these notes became due and payable immediately, interest is accrued at the default rate of 22%, and the principal balance outstanding at the time of default is doubled. The September 2019 note increase in principal by $61,100 as a result of this default. During the six months ended June 30, 2020 the lender converted the $139,100 of principal and $3,900 of accrued interest into 22,024,952 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There is no outstanding balance on this convertible note payable.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $150,000. The Company received net cash proceeds of $131,000 after an original issue discount of $15,000 and fees of $4,000. The convertible note bears interest at 5% and matures on November 25, 2020, with interest accruing at a rate of 15% if the Company is in default. The note is convertible upon issuance through the maturity date into shares of common stock at a fixed price of $1.00 per share to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Beginning six months after the issuance of the note, the holder may convert the note at any time, at a price based on the lower of the fixed price of $1.00 per share or 75% of the lowest trading price during the 15 trading days prior to the conversion date. During the six months ended June 30, 2020 the lender converted the $89,966 of principal and $7,200 of accrued interest and fees into 19,200,000 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There was $60,034 of principal outstanding on this note as of June 30, 2020.

On December 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $110,000. The Company received net cash proceeds of $97,000 after an original issue discount of $10,000 and fees of $3,000. The lender also received 35,000 shares of common stock as a deferred finance cost, with a fair value of $8,407. The convertible note bears interest at 10% and matures on December 10, 2020, with interest accruing at a rate of 24% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on the lessor of 1) $0.149, or 2) the lesser of 62% of the lowest trade price or the closing bid price during the 20 trading days prior to the conversion date. During the six months ended June 30, 2020 the lender converted the $35,300 of principal and $4,250 of accrued interest into 37,252,975 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There was $74,700 of principal outstanding on this note as of June 30, 2020.

On February 7, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on February 7, 2022, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. There was $78,000 of principal outstanding on this note as of June 30, 2020.

As a result of the Bankruptcy Petition, all unamortized debt discount and deferred finance costs were amortized to interest expense, with a total of $151,338 included within reorganization costs on the statement of operations for the three and six months ended June 30, 2020. Prior to the bankruptcy filing on June 15, 2020, the Company recognized amortization of debt discount and deferred finance costs of $453,853 and $819,082 during the three and six months ended June 30, 2020, respectively. All unsecured debt is included in Liabilities Subject to Compromise on the Company’s balance sheet as of June 30, 2020. An additional $151,338 of debt discount was written amortized to interest and classified as part of reorganization costs on the statement of operations, for total amortization of debt discount and deferred finance costs of $970,420 during the six months ended June 30, 2020.

The following table summarizes outstanding convertible notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible note dated March 29, 2019, maturing September 30, 2019	$888,432	$700,000
Convertible note dated September 6, 2019, maturing September 6, 2021	–	153,000
Convertible note dated November 25, 2019, maturing November 25, 2021	–	78,000
Convertible note dated November 25, 2019, maturing November 25, 2020	60,034	150,000
Convertible note dated December 10, 2019, maturing December 10, 2020	74,700	110,000
Convertible note dated February 7, 2020, maturing February 7, 2022	78,000	–
Total	1,101,166	1,191,000
Debt discount and deferred finance costs on long-term convertible notes	–	(5,376)
Debt discount and deferred finance costs on short-term convertible notes	–	(37,310)
Current convertible notes payable, net of discount	–	(922,690)

Total long-term convertible notes payable, net	$1,101,166	$225,624

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2020 and December 31, 2019:

Fair value measured at June 30, 2020
	Total carrying value at June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$874,235	$–	$–	$874,235

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$470,331	$–	$–	$470,331

The fair values of derivatives at the date of issuance during the six months ended June 30, 2020 were estimated using a Black Scholes model and the following assumptions: volatility of between 53% and 78% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of six months to one and a half years, an exercise price of between $0.004 and $0.068, and a risk-free rate of between 0.16% and 0.63%.

The fair value of derivatives as of June 30, 2020 was estimated using a Black Scholes model and the following assumptions: volatility of 77% and 80% based on a peer group of comparable companies, a dividend yield of 0%, an expected term of between three and six months, an exercise price of $0.00087 and $0.00105 and, and a risk-free rate of 0.16%-0.18%. There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2020. As of June 30, 2020, outstanding convertible debt principal is convertible into 989,360,489 shares of common stock.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2020:

Fair value as of December 31, 2019	$470,331
Fair value on the date of issuance recorded as a debt discount	514,100
Fair value on the date of issuance recorded as a loss on derivative	504,479
Extinguishment of liability due to conversion to equity	(631,569)
Loss on change in fair value of derivatives	16,894
Fair value as of June 30, 2020	$874,235

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

Common Stock

On November 22, 2019, a majority of the Company’s shareholders approved an increase in the authorized common shares from 112,500,000 to 195,000,000. On May 29, 2020, a majority of the Company’s shareholders approved an increase in the authorized common shares to 495,000,000.

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

The following table summarizes the common share activity related to these agreements for the three months ended June 30, 2020:

Six Months Ended June 30, 2020
Common shares to be issued, beginning balance	1,747,500
Shares awarded for potential future issuance	50,000
Forfeited	(497,500)
Shares issued	(50,000)
Remaining shares to be issued, ending balance	1,250,000

In February 2020, the Company issued 50,000 shares of common stock to advisors under 2019 agreements. During the three and six months ended June 30, 2020, the Company recognized expense of $4,022 and $66,167, respectively related to all stock-based compensation share awards. As of June 30, 2020, the Company expects to recognize a total of $1,17,500 of expense related to the above shares that have not yet vested, assume all vest.

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

During the six months ended June 30, 2020 and 2019, the Company recorded a total of $1,507 and $0, respectively, for royalties earned under the agreement.

Common Stock Warrants

Certain of the agreements noted above also awarded common stock purchase warrants to certain third parties. These warrants are earned upon the recipient earning certain performance metrics. Certain of the agreements issued warrants to the recipient upon execution of the agreement.

The following table summarizes warrant activity for the six months ended June 30, 2020:

	Common Stock Warrants
	Shares	Weighted Average Exercise Price	Weighted average Remaining Life in years
Outstanding at December 31, 2019	4,440,000	$1.33	2.6
Granted	–	–	–
Cancelled	–	–	–
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2020	4,440,000	$1.33	2.05
Exercisable at June 30, 2020	1,334,000	$1.13	1.10

As of June 30, 2020, the outstanding and exercisable warrants had no intrinsic value. The Company recognized compensation expense of $0 during the three and six months ended June 30, 2020, respectively related to the warrants. The Company expects to recognize a total of $1,547,148 of expense related to all warrants that have not yet vested, assume all vest.

NOTE 7 – LOSS PER COMMON SHARE

The basic net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted net loss per common share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of common shares outstanding is the basic weighted number of common shares adjusted for any potentially dilutive debt or equity. As of June 30, 2020, diluted net earnings (loss) per common share excludes any impact from the 4,400,000 warrants outstanding (including 1,334,000 that are exercisable as of June 30, 2020), and 989,360,489 shares of common stock issuable under notes payable that are convertible as of June 30, 2020 as their impact would be antidilutive. As of June 30, 2020, diluted net earnings (loss) per common share excludes any impact from the 3,950,000 warrants outstanding (including 834,000 that are exercisable as of June 30, 2019) as their impact would be antidilutive.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Numerator
Net loss	$(873,271)	$(1,052,191)	$(1,798,799)	$(3,500,690)
Denominator
Basic and Diluted weighted average common shares	70,016,548	30,889,916	51,468,125	30,541,704
Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.11)

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

NOTE 9 – SUBSEQUENT EVENTS

In July 2020, the lender of the December 2019 convertible promissory note converted $12,000 principal into 17,142,857 shares of common stock in accordance with the terms of the agreement.

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

Chapter 11 Proceedings

On June 15, 2020, Vitalibis, Inc. (the “Debtor”), filed a voluntary petition (the “Bankruptcy Petition”), for reorganization under chapter 11 of the United States Bankruptcy Code, (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division (“Bankruptcy Court”), As of June 30, 2020, certain conditions precedent to consummation of a Plan of Reorganization and emergence from the Chapter 11 proceedings had not yet been met, and, as a result, the Company continued to operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Effect of the Bankruptcy Proceedings

During the bankruptcy proceedings, the Debtor conducts normal business activities and was authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases.

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

As of June 30, 2020, and through current date, most of our resources and work have been devoted to adopting and integrating our new business plan, research and development, seeking capital to finance our operations and complying with our obligations under applicable securities laws, rules and regulations.

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

On March 29, 2019, the Company entered into an unsecured convertible promissory note which allowed for up to $750,000 of principal, with a total original issue discount of up to $150,000, with a principal amount of $250,000. In April 2019, the Company received net cash proceeds of $200,000 after an original issue discount of $50,000. In July 2019, the Company received additional proceeds of $200,000 after an original issue discount of $50,000, and received an additional $200,000 of net proceeds after $50,000 original issue discount in August 2019. The convertible note bears interest at 8% and all principal amounts matured on September 30, 2019, with interest accruing at a rate of 22% if the Company is in default. Beginning at the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is the lesser of $2 or 70% of the lowest trading price during the 30 trading days prior to the conversion date. During the year ended December 31, 2019, the lender converted $50,000 of principal into 714,296 shares of common stock in accordance with the terms of the agreement. During the six months ended June 30, 2020, the lender converted $161,102 of principal into 22,782,707 shares of common stock. The conversions were in accordance with the terms of the note and no gain or loss was recognized.

On March 13, 2020, the lender provided the Company with notice of default of the convertible promissory note. In accordance with the terms of the agreement, an additional $349,534 of principal became due and payable, and the Company began accruing interest expense at the default rate of 22%. The additional principal was recorded as debt discount and amortized to interest expense immediately. As of June 30, 2020, there is $888,432 of principal outstanding on this convertible promissory note in default.

On September 6, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $153,000. The Company received net cash proceeds of $150,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on September 6, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. The Company determined that the conversion features should be accounted for as a derivative liability at the time the notes became convertible. During the six months ended June 30, 2020, the holder converted $153,000 of principal and $7,650 of accrued interest into 20,101,064 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There is not outstanding balance on this convertible note payable.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on November 25, 2021, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. On April 29, 2020, the Company received a notice of default from the holder of the September 6, 2019 convertible note payable, the November 25, 2019 convertible note payable with $78,000 of principal and the February 7, 2020 convertible note payable, as a result of insufficient shares authorized to settle conversion of these notes payable. As a result of the default notice, each of these notes became due and payable immediately, interest is accrued at the default rate of 22%, and the principal balance outstanding at the time of default is doubled. The September 2019 note increase in principal by $61,100 as a result of this default. During the six months ended June 30, 2020 the lender converted the $139,100 of principal and $3,900 of accrued interest into 22,024,952 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There is no outstanding balance on this convertible note payable.

On November 25, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $150,000. The Company received net cash proceeds of $131,000 after an original issue discount of $15,000 and fees of $4,000. The convertible note bears interest at 5% and matures on November 25, 2020, with interest accruing at a rate of 15% if the Company is in default. The note is convertible upon issuance through the maturity date into shares of common stock at a fixed price of $1.00 per share to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Beginning six months after the issuance of the note, the holder may convert the note at any time, at a price based on the lower of the fixed price of $1.00 per share or 75% of the lowest trading price during the 15 trading days prior to the conversion date. During the six months ended June 30, 2020 the lender converted the $89,966 of principal and $7,200 of accrued interest into 19,200,000 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There was $60,034 of principal outstanding on this note as of June 30, 2020.

On December 10, 2019, the Company entered into an unsecured convertible promissory note, with a principal amount of $110,000. The Company received net cash proceeds of $97,000 after an original issue discount of $10,000 and fees of $3,000. The lender also received 35,000 shares of common stock as a deferred finance cost, with a fair value of $8,407. The convertible note bears interest at 10% and matures on December 10, 2020, with interest accruing at a rate of 24% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on the lessor of 1) $0.149, or 2) the lesser of 62% of the lowest trade price or the closing bid price during the 20 trading days prior to the conversion date. During the six months ended June 30, 2020 the lender converted the $35,300 of principal and $4,250 of accrued interest into 37,252,975 shares of common stock. These conversions were in accordance with the terms of the note and no gain or loss was recognized. There was $74,700 of principal outstanding on this note as of June 30, 2020.

On February 7, 2020, the Company entered into an unsecured convertible promissory note, with a principal amount of $78,000. The Company received net cash proceeds of $75,000 after payment of fees of $3,000. The convertible note bears interest at 10% and matures on February 7, 2022, with interest accruing at a rate of 22% if the Company is in default. Beginning six months after the issuance of the note, the holder may convert the note at any time through the maturity date into shares of common stock, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The conversion price is determined based on 65% of the lowest trading price during the 15 trading days prior to the conversion date. There was $78,000 of principal outstanding on this note as of June 30, 2020.

As a result of the Bankruptcy Petition, all unamortized debt discount and deferred finance costs were amortized to interest expense, with a total of $151,338 included within reorganization costs on the statement of operations for the three and six months ended June 30, 2020. Prior to the bankruptcy filing on June 15, 2020, the Company recognized amortization of debt discount and deferred finance costs of $453,853 and $819,082 during the three and six months ended June 30, 2020, respectively. All unsecured or undersecured debt is included in Liabilities subject to compromise on the Company’s balance sheet as of June 30, 2020. An additional $151,338 of debt discount was written amortized to interest and classified as part of reorganization costs on the statement of operations, for total amortization of debt discount and deferred finance costs of $970,420 during the six months ended June 30, 2020.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue and Gross Profit

During the three months ended June 30, 2020, the Company generated $49,332 in revenue and $23,210 in gross profit. During the three months ended June 30, 2019, the Company generated $40,204 in revenue and $21,920 in gross profit. The increase in revenue and gross profit is primarily related to new product offerings and increased awareness of the Company’s products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $83,871 and $756,416, respectively for the three months ended June 30, 2020 and 2019, a decrease of $672,545. The decrease was primarily due to lower stock-based compensation and lower executive officer compensation in the current period

Professional fees

Professional fees amounted to $1,516 and $81,700, respectively for the three months ended June 30, 2020 and 2019. The decrease of $80,184 was primarily due to write downs of certain accounts payable associated with the Bankruptcy Petition filed on June 15, 2020.

Reorganization Costs

Reorganization costs for the three months ended June 30, 2020 were $161,441 and consisted primarily of $151,338 of amortization of deferred finance costs and debt discount on convertible notes subject to compromise under the Bankruptcy Petition, and certain legal fees related to the Petition.

Interest expense

Interest expense was $458,004 for the three months ended June 30, 2020 compared to $119,787 for the three months ended June 30, 2019. The interest expense primarily relates to the Company’s recently issued convertible notes, including amortization of discount and deferred financing fees of $453,853 during the three months ended June 30, 2020.

Derivative loss

Derivative losses were $193,649 and $116,208 for the three months ended June 30, 2020 and 2019, respectively. The increase is due to more convertible debt outstanding during the current period resulting in higher derivative liabilities.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue and Gross Profit

During the six months ended June 30, 2020, the Company generated $99,494 in revenue and $51,754 in gross profit. During the six months ended June 30, 2019, the Company generated $179,789 in revenue and $73,008 in gross profit. The decrease in revenue and gross profit is primarily related to a bulk product sale to a single customer in the prior period that did not occur in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $270,447 and $3,204,822, respectively for the six months ended June 30, 2020 and 2019, a decrease of $2,934,375. The decrease was primarily due to lower stock-based compensation and lower executive officer compensation in the current period

Professional fees

Professional fees amounted to $44,712 and $129,541, respectively for the six months ended June 30, 2020 and 2019. The decrease of $84,829 was primarily due to write downs of certain accounts payable associated with the Bankruptcy Petition filed on June 15, 2020 and decreased legal fees due to the Company’s S-1 filing in the prior period.

Reorganization Costs

Reorganization costs for the six months ended June 30, 2020 were $161,441 and consisted primarily of $151,338 of amortization of deferred finance costs and debt discount on convertible notes subject to compromise under the Bankruptcy Petition, and certain legal fees related to the Petition.

Interest expense

Interest expense was $854,580 for the six months ended June 30, 2020 compared to $123,127 for the six months ended June 30, 2019. The interest expense primarily relates to the Company’s recently issued convertible notes, including amortization of discount and deferred financing fees of $819,338.

Derivative loss

Derivative losses were $521,373 and $116,208 for the six months ended June 30, 2020 and 2019, respectively. The increase is due to more convertible debt outstanding during the current period resulting in higher derivative liabilities.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2020 and 2019:

	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Net cash used in operating activities	$(177,727)	$(605,580)
Net cash provided by financing activities	126,760	445,611
Net effect on cash	$(50,967)	$(159,969)

Operating Activities

The cash used in operating activities of $177,727 for the six months ended June 30, 2020 was primarily due to selling, general and administrative costs as the Company increased its operations during the current period and uses of working capital.

Financing Activities

The cash provided by financing activities of $126,760 during the six months ended June 30, 2020 was primarily from one convertible debt issuance, which provided proceeds of $78,000, proceeds from an SBA loan of $68,300, partially offset by payments of debt issuance costs of $3,000 and payments on unsecured notes payable of $16,540. During the six months ended June 30, 2019, the cash provided by financing activities of $445,611 was primarily from convertible debt issuances, which provided proceeds of $466,000, offset by payments of debt issuance costs of $9,000 and payments on unsecured notes payable of $11,389.

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

As of June 30, 2020, total liabilities increased to $2,137,758 from $1,710,195 as of December 31, 2019, mainly due to the convertible debt issuances by the Company during the current period and the increase in the associated derivative liability. Of these liabilities, $2,129,365 are classified as liabilities subject to compromise as part of the Company’s Bankruptcy Petition.

Going Concern

Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ending December 31, 2019, and our unaudited financial statements for the six months ended June 30, 2020, including a “going concern” note disclosing that our ability to continue as a going concern is contingent on us being able to raise working capital to grow our operations and generate revenue.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

VITALIBIS, INC.

Date: August 14, 2020	By:	/s/ Steven Raack
Steven Raack
Chief Executive Officer

